Form 10-Q
period 1996-09-30
SIMULATION SCIENCES INC
filed 1996-11-19
CIK 1013795

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
            For the transition period from ___________ to ___________

                        Commission File Number: 333-11017

                            SIMULATION SCIENCES INC.
             (Exact name of registrant as specified in its charter)



     Delaware (State or other jurisdiction of incorporation or organization)
             601 Valencia Avenue, Suite 100, Brea, California 92823
               (Address of principal executive offices) (Zip Code)

                 95-2487793 (I.R.S. Employer Identification No.)

               Registrant's telephone number, including area code:
                                 (714) 579-0412

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

                                 Yes  X  No

         The registrant had 9,471,803 shares of common stock outstanding as of November 4, 1996.

                    SIMULATION SCIENCES INC. AND SUBSIDIARIES
                                      INDEX

                                                                                  PAGE NUMBER
PART I.  FINANCIAL INFORMATION

   Item 1.   Financial Statements:
             Consolidated Balance Sheets -
             September 30, 1996 (Unaudited) and December 31, 1995                           3

             Consolidated Statements of Income (Unaudited) -
             Three Months and Nine Months Ended September 30, 1996 and 1995                 4

             Consolidated Statements of Cash Flow (Unaudited) -
             Nine Months Ended September 30, 1996 and 1995                                  5

             Notes to Unaudited Consolidated Financial Statements                           6

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                            8

Part II. Other Information

   Item 6.   Exhibits and Reports on Form 8-K                                               16

                         PART 1 - FINANCIAL INFORMATION
                    SIMULATION SCIENCES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                        (UNAUDITED)
                                                                                       SEPTEMBER 30,       DECEMBER 31,
                                                                                           1996                1995
                                                                                       ------------        ------------
                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                         $  1,087,366        $  5,442,283
     Short-term investments                                                                  14,531              14,531
     Accounts receivable, less allowance for doubtful accounts of
        $651,311 at September 30, 1996 and $456,387 at December 31, 1995                  7,946,048           8,869,483
     Unbilled accounts receivable                                                         2,195,304             250,514
     Income tax  refund receivable                                                          412,918             968,552
     Deferred income taxes                                                                2,170,741           2,170,741
     Prepaid expenses and other current assets                                              350,118             411,760
                                                                                       ------------        ------------
        Total current assets                                                             14,177,026          18,127,864
LONG-TERM INSTALLMENTS RECEIVABLE, net of unamortized
     discount of $127,155 at September 30, 1996                                           4,829,575
PROPERTY AND EQUIPMENT
     Computer equipment and programs                                                      6,081,072           4,126,674
     Furniture and fixtures                                                               3,401,956           3,171,422
                                                                                       ------------        ------------
                                                                                          9,483,028           7,298,096
     Less accumulated depreciation                                                       (5,649,010)         (4,956,783)
                                                                                       ------------        ------------
        Property and equipment, net                                                       3,834,018           2,341,313
OTHER ASSETS                                                                              1,941,232             552,014
DEFERRED INCOME TAXES                                                                       533,191             533,191
                                                                                       ------------        ------------
                                                                                       $ 25,315,042        $ 21,554,382
                                                                                       ============        ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                                  $  1,515,633        $  1,401,529
     Accrued vacation and bonus payable                                                   1,400,805           1,103,794
     Other accrued liabilities                                                            3,490,729           2,345,523
     Income taxes payable                                                                 1,585,058           1,087,698
     Billings in excess of costs and estimated earnings on uncompleted contracts            362,452             219,526
     Deferred revenue                                                                     5,349,502           5,554,699
                                                                                       ------------        ------------
        Total current liabilities                                                        13,704,179          11,712,769
COMMITMENTS
SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK,
     $.001 par value; 5,000,000 shares authorized, 1,666,668 shares issued
     and outstanding at September 30, 1996 and December 31, 1995                          4,802,120           4,802,120
STOCKHOLDERS' EQUITY
     Common stock -- $.001 par value; 30,000,000 shares authorized; 5,055,135 and 5,000,000 shares outstanding at September 30, 1996
        and December 31, 1995, respectively                                                   5,055               5,000
     Additional paid-in capital                                                           1,620,224           1,470,402
     Retained earnings                                                                    5,183,464           3,564,091
                                                                                       ------------        ------------
        Total stockholders' equity                                                        6,808,743           5,039,493
                                                                                       ------------        ------------
                                                                                       $ 25,315,042        $ 21,554,382
                                                                                       ============        ============


See accompanying notes to consolidated financial statements.

                    SIMULATION SCIENCES INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                        SEPTEMBER 30,                        SEPTEMBER 30,
                                               -----------------------------        -----------------------------
                                                   1996              1995               1996              1995
                                               -----------------------------        -----------------------------
Revenue
     Software license revenue                  $11,644,595       $ 7,522,765        $31,281,088       $21,475,767
     Services and other revenue                    452,316           738,170          2,606,800         2,031,554
                                               -----------------------------        -----------------------------
        Total revenue                           12,096,911         8,260,935         33,887,888        23,507,321
Cost of revenue
     Cost of software license revenue            1,153,690           774,108          2,932,169         2,479,329
     Cost of services and other revenue            368,831         1,032,259          1,921,293         2,426,657
                                               -----------------------------        -----------------------------
        Total cost of revenue                    1,522,521         1,806,367          4,853,462         4,905,986
                                               -----------------------------        -----------------------------
Gross profit                                    10,574,390         6,454,568         29,034,426        18,601,335
Operating expenses
     Sales and marketing                         4,566,532         2,513,873         11,905,111         8,177,372
     Research and development                    2,782,061         2,122,357          9,627,005         6,452,958
     General and administrative                  1,942,716         1,125,550          5,009,229         2,493,920
                                               -----------------------------        -----------------------------
        Total operating expenses                 9,291,309         5,761,780         26,541,345        17,124,250
                                               -----------------------------        -----------------------------
Income from operations                           1,283,081           692,788          2,493,081         1,477,085
Interest and other income                          135,731          (134,948)           298,984           136,838
                                               -----------------------------        -----------------------------
Income before provision for income taxes         1,418,812           557,840          2,792,065         1,613,923
Provision for income taxes                         609,478           230,063          1,172,692           665,888
                                               -----------------------------        -----------------------------
Net income                                     $   809,334       $   327,777        $ 1,619,373       $   948,035
                                               =============================        =============================

Pro forma net income per share                 $      0.10       $      0.05        $      0.21       $      0.14
                                               =============================        =============================

Pro forma weighted average common shares         7,764,970         7,017,628          7,764,970         7,017,628
                                               =============================        =============================


See accompanying notes to consolidated financial statements.

                    SIMULATION SCIENCES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                                 NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                          ------------------------------
                                                                              1996               1995
                                                                          -----------        -----------
Cash flows from operating activities:
     Net income                                                           $ 1,619,373        $   948,035
     Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                                         692,227            501,993
        Provision for doubtful accounts                                       400,929             28,443
        Deferred income taxes                                                                         87
        Change in operating assets and liabilities:
            Short-term investments                                                               100,000
            Accounts receivable                                               522,506           (920,527)
            Unbilled accounts receivable                                   (1,944,790)           (90,400)
            Income taxes refund receivable                                    555,634
            Prepaid expenses and other current assets                          61,642            132,368
            Other assets                                                   (1,389,218)           129,897
            Accounts payable                                                  114,104           (327,899)
            Accrued bonus and vacation payable                                297,011            387,594
            Other accrued liabilities                                       1,145,206           (239,563)
            Income taxes payable                                              497,360             42,422
            Billings in excess of costs and estimated
            earnings on uncompleted contracts                                 142,926            272,005
            Deferred revenue                                                 (205,197)         1,022,885
                                                                          -----------        -----------
               Net cash provided by operating activities                    2,509,713          1,987,340

Cash flow from investing activities:
     Purchases of property and equipment                                   (2,184,932)          (598,441)
     Long-term installments receivable                                     (4,829,575)
                                                                          -----------        -----------
               Net cash used in investing activities                       (7,014,507)          (598,441)

Cash flow from financing activities:
     Proceeds from stock option exercises                                     149,877
                                                                          -----------        -----------
               Net cash provided by financing activities                      149,877                 --
                                                                          -----------        -----------

               Net increase (decrease) in cash and cash equivalents        (4,354,917)         1,388,899
Cash and cash equivalents at beginning of the year                          5,442,283          3,905,817
                                                                          -----------        -----------
Cash and cash equivalents at end of period                                $ 1,087,366        $ 5,294,716
                                                                          ===========        ===========

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
        Income taxes                                                      $   274,944        $   109,241
                                                                          ===========        ===========


See accompanying notes to consolidated financial statements.

                    SIMULATION SCIENCES INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

         The consolidated balance sheet as of September 30, 1996 and the related consolidated statements of income and cash flows for the three month and nine month periods ended September 30, 1996 and 1995 are unaudited and in the opinion of management contain all necessary adjustments, consisting of normal recurring adjustments, for a fair presentation of such financial information. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's prospectus dated October 25, 1996 filed with the Securities and Exchange Commission in October 1996. Interim results are not necessarily indicative of results for a full year.

         The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 1995.


2.  PRO FORMA NET INCOME PER SHARE

         Pro forma net income per share is computed by dividing net income by the weighted average number of shares of common and common equivalent shares outstanding. Weighted average common and common equivalent shares include common shares, warrants to purchase shares of common stock, stock options using the treasury stock method, and the pro forma conversion of all outstanding shares of preferred stock into shares of common stock.

         Pursuant to Securities and Exchange Commission Staff Accounting Bulletin Topic 4D, stock options granted during the twelve months prior to the date of the initial filing of the Company's Form S-1 Registration Statement have been included in the calculation of common equivalent shares using the treasury stock method as if they were outstanding for all periods presented.


3.  STOCK PLANS

         1994 Stock Option Plan - The following table summarizes stock option activity under the 1994 Stock Option Plan for the nine months ended September 30, 1996:

                                                                        NUMBER OF
                                    NUMBER OF           PRICE            OPTIONS
                                     SHARES           PER SHARE        EXERCISABLE
                                   -----------------------------------------------
Balance, January 1, 1996             914,000        $2.67 - $2.73           65,800
   Granted                           652,667         5.37 -  7.50
   Exercised                         (55,134)        2.67 -  2.73
   Cancelled                         (55,034)        2.67 -  2.73
                                   ---------
Balance, September 30, 1996        1,456,499        $2.67 - $7.50          207,133
                                   =========


There was no activity under any of the Company's other stock option or stock purchase plans during the nine months ended September 30, 1996, and as of September 30, 1996 there were no options outstanding under any of these plans.

4.  SUBSEQUENT EVENTS

         On October 25, 1996, the Company offered 3.6 million shares of its Common Stock at $9.00 per share in its initial public offering. The Company sold
2.75 million shares and selling stockholders sold 850,000 shares in the offering. Net proceeds to the Company from the offering were approximately $22 million. The Company and certain selling stockholders have granted to the underwriters a 30-day option to purchase up to 540,000 additional shares at $9.00 per share solely to cover overallotments, if any. If the option is exercised in full, additional net proceeds to the Company will be approximately $4 million.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

      Simulation Sciences Inc. was founded in 1967 to develop simulation technology and software used in the design of refineries for the petroleum industry. Thereafter, the Company developed other software products to address additional needs for plant design and operation within the petroleum industry and later expanded the application of these software products to other process industries, including petrochemicals and chemicals. Since 1994, the Company has been developing products and services that further enhance and optimize plant operation and enable integrated enterprise management. The Company hired substantially all of its current executive management team in 1995.

      The Company generally licenses its software pursuant to non-cancelable, one- to five-year contracts. The Company receives approximately 90% of its worldwide revenue from licenses of its software products. These licenses obligate the Company to provide customer support, maintenance and any product updates. During the past five years, the substantial majority of all licenses have been renewed.

      Revenue from the Company's primary simulation product, PRO/II, accounted for approximately 70% of total revenue in each of the last three years. The remainder of the Company's revenue is derived from other products and services, including development, integration, Rigorous On-line Modeling ("ROM") projects, and consulting and training services.

      The Company recognizes revenue from product licensing agreements in accordance with American Institute of Certified Public Accountants Statement of Position No. 91-1, Software Revenue Recognition ("SOP 91-1"). SOP 91-1 generally requires recognition of license revenue upon shipment or renewal and recognition of revenue for maintenance and support ratably over the life of the contract. However, if license fees and maintenance and support charges are not separately identified, then all revenue from the contract must be recognized ratably over its life. More than 95% of the Company's license contracts entered into before 1996 did not separately identify software license fees and charges for maintenance and support obligations. As a result, the Company recognized revenue from these contracts ratably over the terms of such contracts in accordance with SOP 91-1 ("Ratable Revenue"). The remaining contracts identified the cost of the license fee and maintenance and support separately and, under SOP 91-1, the Company recognized revenue from the license portion of the contracts upon shipment or renewal ("License Revenue") and from the maintenance and support portion of such contracts as Ratable Revenue. Accordingly, the revenue recognized under a contract resulting in License Revenue recognition will be higher in the quarter of shipment or renewal, and lower in later quarters, than that recognized under a contract resulting only in Ratable Revenue recognition. In order to more closely conform to industry-standard practices regarding licenses and maintenance agreements, the Company, in 1996, began increasing the number of contracts for new and renewing customers that separately identify software license fees and maintenance and support charges, resulting in recognition of License Revenue on an increased portion of contracts. The Company intends to convert the substantial majority of its contracts to License Revenue terms as new and renewal contracts are executed. For this reason, the Company does not believe that revenue and results of operations for prior periods will be directly comparable to results for 1996 and future periods. Revenue recognition on ROM and other service offerings is based on percentage of completion and on attainment of project milestones.

         In accordance with Financial Accounting Standards Board Statement No. 86, the Company is required to capitalize software development costs incurred after technological feasibility of the product has been established and prior to the first shipment of such product. Because the Company believes that its process for developing software has been essentially completed concurrently with the establishment of technological feasibility, no costs have been capitalized to date.

A.  RESULTS OF OPERATIONS

         Three Months Ended September 30, 1996 and September 30, 1995

         The following table sets forth certain items in the Company's Consolidated Statements of Income in absolute dollars and as a percentage of total revenue for the three months ended September 30, 1996 and 1995.

                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                            THREE MONTHS ENDED SEPTEMBER 30,
                                                 -------------------------------------------------
                                                          1996                       1995
                                                 ---------------------      ----------------------
                                                  AMOUNT           %         AMOUNT            %
                                                 ---------------------      ----------------------
Revenue:
     Software license revenue ..............     $11,645          96.3%     $ 7,523           91.1%
     Services and other revenue ............         452           3.7          738            8.9
                                                 ---------------------      ----------------------
        Total revenue ......................      12,097         100.0        8,261          100.0
Cost of revenue:
     Cost of software license revenue ......       1,154           9.5          774            9.4
     Cost of services and other revenue ....         369           3.1        1,032           12.5
                                                 ---------------------      ----------------------
        Total cost of revenue ..............       1,523          12.6        1,806           21.9
                                                 ---------------------      ----------------------
Gross profit ...............................      10,574          87.4        6,455           78.1
Operating expenses:
     Sales and marketing ...................       4,566          37.7        2,514           30.4
     Research and development ..............       2,782          23.0        2,122           25.7
     General and administrative ............       1,943          16.1        1,126           13.6
                                                 ---------------------      ----------------------
        Total operating expenses ...........       9,291          76.8        5,762           69.7
                                                 ---------------------      ----------------------
Income from operations .....................       1,283          10.6          693            8.4
Interest and other income ..................         135           1.1         (135)          (1.6)
                                                 ---------------------      ----------------------
Income before provision for income taxes ...       1,418          11.7          558            6.8
Provision for income taxes .................         609           5.0          230            2.8
                                                 ---------------------      ----------------------
Net income .................................     $   809           6.7%     $   328            4.0%
                                                 =====================      ======================

         Total Revenue. Total revenue increased 46% to $12.1 million for the quarter ended September 30, 1996 from $8.3 million for the quarter ended September 30, 1995. Software license revenue, which includes revenue from software license, maintenance and support fees, increased 55% to $11.6 million for the three months ended September 30, 1996 from $7.5 million for the three months ended September 30, 1995. The increase in software license revenue was attributable to renewals of licenses for higher fees, licenses to new customers and the effect of the change in contract terms (see "Overview"). Services and other revenue, which includes integration, ROM, consulting and training services, decreased 39% to $452,000 for the three months ended September 30, 1996 from $738,000 for the three months ended September 30, 1995. The decrease in services and other revenue was attributable to a decline in the level of ROM and services activity and, to a lesser extent, to customer-related delays on ROM projects.

         Total Cost of Revenue. Total cost of revenue decreased 16% to $1.5 million for the quarter ended September 30, 1996 from $1.8 million for the quarter ended September 30, 1995. Cost of software license revenue, which includes costs of production and distribution, customer support and maintenance, and royalties, increased 49% to $1.2 million from $0.8 million for the three months ended September 30, 1996 and 1995, respectively. Cost of software license revenue as a percentage of software license revenue was 10% in each of the quarters ended September 30, 1996 and 1995. Cost of services and other revenue, which includes costs of personnel involved in training and project execution, as well as travel, third-party professional fees and related administrative costs, decreased 64% to $369,000 from $1,032,000 for the quarters ended September 30, 1996 and 1995, respectively. The decrease in cost of services and other revenue relates to the decrease in services revenue. Cost of services and other revenue as a percentage of services and other revenue decreased to 82% from 140% for the three months ended September 30, 1996 and 1995, respectively as the Company improved employee productivity on ROM projects.

         Sales and Marketing . Sales and marketing expenses increased 82% to $4.6 million for the quarter ended September 30, 1996 from $2.5 million for the quarter ended September 30, 1995. Sales and marketing expenses as a percentage of total revenue was 37.7% and 30.4% for the three months ended September 30, 1996 and 1995, respectively. The increase in sales and marketing expenses in dollars and as a percentage of total revenue was due primarily to an increase in the number of sales and marketing professionals and related hiring expenses. The Company anticipates that sales and marketing expenses will increase in dollars and will fluctuate as a percentage of total revenue in the future.

         Research and Development. Research and development expenses increased 31% to $2.8 million for the three months ended September 30, 1996 from $2.1 million for the three months ended September 30, 1995. These increases were due to an increase in the number of engineers and related hiring expenses and third-party contractors involved in the development of a number of planned upgrades and new products. Research and development expenses as a percentage of total revenue were 23.0% and 25.7% for the three months ended September 30, 1996 and 1995, respectively. The Company expects to continue to devote substantial resources to its research and development efforts to continue to develop and support the Company's highly complex software products. Accordingly, the Company anticipates that research and development expenses will increase in dollars and may fluctuate as a percentage of total revenue in the future.

         General and Administrative. General and administrative expenses increased 73% to $1.9 million for the quarter ended September 30, 1996 from $1.1 million for the quarter ended September 30, 1995. General and Administrative expenses as a percentage of total revenue were 16.1% and 13.6% in the three months ended September 30, 1996 and 1995, respectively. The increase in general and administrative expenses in dollars and as a percentage of total revenue was primarily due to the addition of senior management personnel. The Company believes that its general and administrative expenses will increase in dollars in the future, and may fluctuate as a percentage of total revenue, due in part to the Company's planned expansion in staffing and costs associated with being a publicly held company.

         Interest and Other Income. Interest and other income increased $270,000 to $135,000 for the quarter ended September 30, 1996 from an expense of $135,000 for the quarter ended September 30, 1995. The increase was primarily attributable to an increase in interest income from the effect of the change in contract terms in the quarter ended September 30, 1996, as well as foreign currency fluctuations during the same period a year ago.

         Provision for Income Taxes. The Company's effective tax rate was 43% and 41% for the three months ended September 30, 1996 and 1995, respectively.

         Nine Months Ended September 30, 1996 and September 30, 1995

         The following table sets forth certain items in the Company's Consolidated Statements of Income in absolute dollars and as a percentage of total revenue for the nine months ended September 30, 1996 and 1995.

                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                 --------------------------------------------------
                                                          1996                       1995
                                                 ----------------------     ----------------------
                                                  AMOUNT            %        AMOUNT            %
                                                 ----------------------     ----------------------
Revenue:
     Software license revenue ..............     $ 31,281          92.3%    $ 21,476          91.4%
     Services and other revenue ............        2,607           7.7        2,031           8.6
                                                 ----------------------     ----------------------
        Total revenue ......................       33,888         100.0       23,507         100.0
Cost of revenue:
     Cost of software license revenue ......        2,932           8.6        2,479          10.6
     Cost of services and other revenue ....        1,922           5.7        2,427          10.3
                                                 ----------------------     ----------------------
        Total cost of revenue ..............        4,854          14.3        4,906          20.9
                                                 ----------------------     ----------------------
Gross profit ...............................       29,034          85.7       18,601          79.1
Operating expenses:
     Sales and marketing ...................       11,905          35.1        8,177          34.8
     Research and development ..............        9,627          28.4        6,453          27.4
     General and administrative ............        5,009          14.8        2,494          10.6
                                                 ----------------------     ----------------------
        Total operating expenses ...........       26,541          78.3       17,124          72.8
                                                 ----------------------     ----------------------
Income from operations .....................        2,493           7.4        1,477           6.3
Interest and other income ..................          299           0.9          137           0.6
                                                 ----------------------     ----------------------
Income before provision for income taxes ...        2,792           8.3        1,614           6.9
Provision for income taxes .................        1,173           3.5          666           2.9
                                                 ----------------------     ----------------------
Net income .................................     $  1,619           4.8%    $    948           4.0%
                                                 ======================     ======================

         Total Revenue. Total revenue increased 44% to $33.9 million for the nine months ended September 30, 1996 from $23.5 million for the nine months ended September 30, 1995. Software license revenue, which includes revenue from software license, maintenance and support fees, increased 46% to $31.3 million from $21.5 million for the nine months ended September 30, 1996 and 1995, respectively. The increase in software license revenue was attributable to renewals of licenses for higher fees, licenses to new customers and the effect of the change in contract terms (see "Overview"). Services and other revenue, which includes integration, ROM, consulting and training services, increased 28% to $2.6 million from $2.0 million for the nine months ended September 30, 1996 and 1995, respectively. The increase in services and other revenue was attributable to an increase in the level of ROM and services activity.

         Total Cost of Revenue. Total cost of revenue was $4.9 million for each of the nine month periods ended September 30, 1996 and 1995. Cost of software license revenue, which includes costs of production and distribution, customer support and maintenance, and royalties, increased 18% to $2.9 million from $2.5 million for the nine months ended September 30, 1996 and 1995, respectively. Cost of software license revenue as a percentage of software license revenue was 9% and 12% for the nine months ended September 30, 1996 and 1995, respectively. Cost of services and other revenue, which includes costs of personnel involved in training and project execution, as well as travel, third-party professional fees and related administrative costs, decreased 21% to $1.9 million from $2.4 million for the nine months ended September 30, 1996 and 1995, respectively. The decrease in cost of services and other revenue relates to improved employee productivity on ROM projects. Cost of services and other revenue as a percentage of services and other revenue decreased to 74% from 119% for the nine months ended September 30, 1996 and 1995, respectively as the Company improved employee productivity on ROM projects.

         Sales and Marketing. Sales and marketing expenses increased 46% to $11.9 million for the nine months ended September 30, 1996 from $8.2 million for the nine months ended September 30, 1995. Sales and marketing expenses as a percentage of total revenue was 35.1% and 34.8% for the nine months ended September 30, 1996 and 1995, respectively. The increase in sales and marketing expense in dollars and as a percentage of total revenue was due primarily to an increase in the number of sales and marketing professionals and related hiring expenses. The Company anticipates that sales and marketing expenses will increase in dollars and fluctuate as a percentage of total revenue in the future.

         Research and Development. Research and development expenses increased 49% to $9.6 million for the nine months ended September 30, 1996 from $6.5 million for the nine months ended September 30, 1995. The increase in research and development expenses was due to an increase in the number of engineers and related hiring expenses and third-party contractors involved in the development of a number of planned upgrades and new products, and severance expenses associated with the termination of one executive's employment. Research and development expenses as a percentage of total revenue were 28.4% and 27.4% for the nine months ended September 30, 1996 and 1995, respectively. The Company expects to continue to devote substantial resources to its research and development efforts to continue to develop and support the Company's highly complex software products. Accordingly, the Company anticipates that research and development expenses will increase in dollars and may fluctuate as a percentage of total revenue in the future.

         General and Administrative. General and administrative expenses increased 101% to $5.0 million for the nine months ended September 30, 1996 from $2.5 million for the nine months ended September 30, 1995. General and administrative expenses as a percentage of total revenue were 14.8% and 10.6% in the three months ended September 30, 1996 and 1995, respectively. The increase in general and administrative expenses was primarily due to the addition of senior management personnel. The Company believes that its general and administrative expenses will increase in dollars in the future, and may fluctuate as a percentage of total revenue, due in part to the Company's planned expansion in staffing and costs associated with being a publicly held company.

         Interest and Other Income. Interest and other income increased $162,000 to $299,000 for the nine months ended September 30, 1996 from $137,000 for the nine months ended September 30, 1995. The increase was primarily attributable to an increase in interest income from the effect of the change in contract terms.

         Provision for Income Taxes. The Company's effective tax rate was 42% and 41% for the nine months ended September 30, 1996 and 1995, respectively.

B.  LIQUIDITY AND CAPITAL RESOURCES

         During the past three years, the Company has satisfied its cash needs principally through cash generated from operations and existing cash resources. Cash generated from operating activities for the nine months ended September 30, 1996 was $2.5 million, which was primarily attributable to net income and increases in other accrued liabilities, partially offset by an increase in accounts receivable and the increase in other assets as a result of the acquisition of certain technology.

         Cash used in investing activities during the nine months ended September 30, 1996 totaled $7.0 million. The $7.0 million was attributable to $2.2 million in purchases of property and equipment, related to the opening of new offices and computer equipment, and a $4.8 million increase in long-term installments receivable as a result of the change in the Company's software license contracts.

         Cash provided from financing activities of $150,000 was from proceeds received from stock options exercises.

         Available sources of funds at September 30, 1996 consisted of $1.1 million in cash and cash equivalents, and $3 million in unused lines of credit with its bank. At September 30, 1996, the Company had a revolving line of credit with a commercial bank under which it may borrow up to $3.0 million at the bank's prime rate. The agreement, with amendments, expires January 31, 1997, is collateralized by substantially all of the Company's assets and contains certain financial and other covenants. At September 30, 1996, there were no borrowings outstanding under the agreement. Subsequent to September 30, 1996, the Company received approximately $22 million in net proceeds from its initial public offering.

         The Company believes that existing cash resources, cash flow from operations, if any, and the line of credit, together with the net proceeds from the initial public offering, will be sufficient to fund the Company's operations during the next twelve months.


FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS.

         Various paragraphs of this Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, statements regarding expansion of the Company's sales and marketing efforts and increases in the Company's research and development expenditures and general administrative expense levels. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors set forth below and elsewhere in this document.

         The Company's operating results have fluctuated in the past and may fluctuate significantly from quarter to quarter or on an annual basis in the future as a result of a number of factors, including, but not limited to: the size and timing of customer orders; changes in license renewal rates, delays in renewals or failure of existing customers to renew their licenses with the Company when their current licenses expire; the length of the Company's sales cycle; changes in contract terms (including terms affecting the timing of recognition of license revenue) and the rate at which such changes are made; level of services and other activity and market success of the Company's service offerings; timing of new product announcements and introductions by the Company and its competitors; the Company's ability to develop, introduce and market new products and product enhancements; market acceptance of the Company's products; deferrals of customer orders in anticipation of new products or product enhancements; the Company's ability to control costs, including the need for, and degree of use of, third-party contractors and the hiring of new employees; the availability of components; political instability in, or trade embargoes with respect to, foreign markets; changes in the Company's management team; and fluctuating economic conditions.

         The Company's services revenues are typically dependent on a small number of relatively large projects, and therefore, the number, size and timing of services projects may have a significant effect on services revenue in any quarter. In 1994, the Company experienced delays in the completion of ROM projects that resulted in a material adverse effect on the Company's operating results, and no assurance can be given that the Company will not experience significant fluctuations in the level of services and other activity or delays with respect to ROM or any of its products or services in the future, or that any such fluctuation or delay would not have a material adverse effect on the Company's business, operating results and financial condition.

         The Company derives a substantial portion of its total revenue from sales of its PRO/II simulation product. The Company currently expects PRO/ II, individually or integrated with other products, to account for a significant portion of the Company's total revenue in the future. Accordingly, factors adversely affecting the pricing of or demand for PRO/II, including products and pricing terms offered by competitors or the demand for simulation software in general, could have a material adverse effect on the Company's business, operating results and financial condition.

         The Company derives a substantial majority of its total revenue from software licenses and services to companies in the petroleum industry, which is highly cyclical. Accordingly, the Company's future success is dependent upon the continued demand for process engineering software by companies in the petroleum industry.

         The Company derives a significant portion of its total revenue from the renewal of license agreements with existing customers. The Company expects contract renewals to account for an increasing portion of the Company's total revenue in the future as the Company increases the number of contracts for renewing customers that result in the recognition of license revenue upon shipment. There can be no assurance that the Company will be able to maintain its historical renewal rates, and any significant or ongoing decline in renewal rates would have a material adverse effect on the Company's business, operating results and financial condition.

         The market for commercial simulation software used in the petroleum, chemical and other process industries is intensely competitive and is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and rapidly changing customer requirements. There can be no assurance that the Company will be successful in developing and marketing enhancements that respond to technological change, evolving industry standards or customer requirements, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and sale of such enhancements or that such enhancements will adequately meet the requirements of the marketplace and achieve market acceptance.

         The Company experiences its primary competition from potential customers' decisions to develop their own software internally rather than purchasing commercial software products such as those offered by the Company. As a result, the Company must continuously educate existing and prospective customers about the advantages of purchasing the Company's products and services. There can be no assurance that these customers or other potential customers will perceive sufficient value in the Company's products and services to justify purchasing them. The Company has experienced and expects to continue to experience competition from current and future competitors, some of which have significantly greater financial, technical, marketing and other resources than the Company. The Company's current direct competitors include, among others, Aspen Technology, Inc., Hyprotech Ltd.

and Chemstations, Inc., and, with respect to the Company's technology and consulting services, the Hi-Spec division of Honeywell, Inc., the Setpoint and DMCC divisions of Aspen Technology, Inc. and ABB Simcon Inc. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and the failure to do so would have a material adverse effect upon the Company's business, operating results and financial condition.

         A significant portion of the Company's total revenue is derived from customers outside the United States, and the Company anticipates that international revenue will continue to be significant in the future. The Company's international operations are subject to risks inherent in the conduct of international business, including unexpected changes in regulatory requirements, exchange rates, export license requirements, tariffs and other barriers, political and economic instability, limited intellectual property protection, difficulties in collecting payments due from sales agents or customers, difficulties in managing distributors or representatives, difficulties in staffing and managing foreign subsidiary operations, and potentially adverse tax consequences.

         The Company is dependent in part on a number of strategic alliances for the joint development and marketing of its products. For example, the Company has entered into a joint development agreement with Shell Oil Company with respect to the Company's ROMEO project, is jointly developing its NETOPT product with Mobil Corporation, has jointly developed PROTISS with Strategic Analysis and Simulation Technology, Ltd. and has recently entered into a memorandum of understanding with the petroleum industry business unit of IBM regarding joint development, marketing and sales activities. Failure of one or more of the Company's strategic alliances to achieve commercial success, or the termination of one or more of such alliances, could result in delay or termination of product development projects, reduction in market penetration, decreased ability to win new customers or loss of confidence by current or potential customers, any of which could have a material adverse effect on the Company's business, results of operations or financial condition.

         Complex software products such as those offered by the Company may contain undetected errors or failures commonly referred to as "bugs." There can be no assurance that, despite significant testing by the Company and by current and potential customers, errors will not be found in new products or enhancements to existing products after commencement of commercial shipments.

         Substantially all of the Company's current executive management team has joined the Company in the last two years, including its Chief Executive Officer and Chief Financial Officer, who joined the Company in July 1995 and June 1996, respectively. The Company's business is currently experiencing a period of growth that has placed and is expected to continue to place a significant strain on the Company's personnel and resources. The Company's ability to manage future growth, if any, will depend on its ability to continue to implement and improve operational, financial and management information and controls systems on a timely basis, together with maintaining effective cost controls, and any failure to do so could have a material adverse effect on the Company's business, operating results and financial condition.

         The Company's future business results depend in significant part on the Company's Chief Executive Officer and other senior management and key employees, including certain technical, managerial and marketing personnel. The loss of the services of any of these individuals or groups of individuals could have a material adverse effect on the Company's business, operating results and financial condition.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 27.1   Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter ended September 30, 1996

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Simulation Sciences Inc.
                                           (Registrant)


Date:  November 18, 1996   /s/             CHARLES R. HARRIS
                           -----------------------------------------------------
                                           Charles R. Harris
                                  President and Chief Executive Officer


Date:  November 18, 1996   /s/              L. RONALD TREPP
                           -----------------------------------------------------
                                            L. Ronald Trepp
                           Vice President of Finance and Chief Financial Officer
                               (Principal Financial and Accounting Officer)