Form 10-K
period 1996-12-31
SIMULATION SCIENCES INC
filed 1997-03-18
CIK 1013795

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from ___________ to ___________

                        Commission File Number: 000-21283

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

        Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                           $.001 par value per share

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. Yes X No
                                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             ---

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 10, 1997 was $97,304,366 based on a total of 7,631,715 shares held by non-affiliates and the closing price reported on the Nasdaq National Market on that date, which was $12.75 per share.

The registrant had 10,277,740 shares of common stock, $.001 par value, outstanding as of March 10, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III is incorporated by reference to portions of the registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders' to be filed pursuant to Regulation 14A.

                                     PART I

ITEM 1. BUSINESS

     Simulation Sciences Inc. ("SIMSCI(R)" or the "Company") is a leading provider of commercial simulation software and related services to the petroleum, petrochemical and industrial chemical process industries, as well as the engineering and construction firms that support those industries. SIMSCI has developed programs to effectively model steady-state and dynamic conditions for both batch and continuous processes. The Company's core simulation technology includes a substantial collection of physical property data and modeling algorithms used to calculate physical and chemical characteristics of materials under a broad set of operating conditions. Key applications addressed by SIMSCI's products and services include oil and gas production optimization, process design, operational analysis, on-line modeling and optimization, plant performance monitoring, data reconciliation, and environmental compliance. SIMSCI's Windows(TM)-based software products are designed to increase profitability by reducing capital investment costs, increasing yields, improving product quality, and enhancing management decision making. SIMSCI maintains offices in the United States, Venezuela, Egypt, Germany, Singapore, the United Kingdom and Japan, providing support and service to more than 500 customers in 70 countries.


INDUSTRY BACKGROUND

     SIMSCI provides commercial simulation software and related services to the process industries worldwide. According to industry sources, the aggregate number of processing facilities in the processing industry is approximately 14,000 worldwide. Companies in these capital-intensive process industries must continually seek ways to increase the efficiency of their plant designs and production operations to increase profitability and improve return on investment. Because plants in these industries process very large volumes of materials, even slight increases in efficiency may result in significant increases in profitability. For example, a two cent per barrel reduction in oil processing costs would yield a $1.0 million annual increase in profits for a typical oil refinery that processes 150,000 barrels per day. Furthermore, increasingly intense global competition and stringent environmental and safety regulations have placed additional pressure on companies to optimize the conversion of raw materials into finished products.

     Process industry plant operations are comprised of a series of distinct process steps that involve different chemical reactions and physical processes. The chemistry and physics of these individual process steps can be modeled in software using sophisticated mathematical techniques. To simulate the performance of specific plants, engineers link mathematical models of each step into overall processes that represent the physical configuration of the plant. Due to the number and complexity of the variables involved, such as the specific chemical properties of the raw materials and the volume, temperature and pressure at which various processes occur, process simulation software is complex and calculation intensive. Engineers use simulation software to analyze the design and operation of the plant and conduct studies to understand process results, operational efficiencies and the economics of production.

     Historically, simulation software was custom-designed by each company and operated on large mainframe computers. Because of the restricted capabilities of these computers, early software models had a limited range of application and required substantial company resources to maintain and support. The time required to process a new scenario was often many hours, resulting in the modeling of operations using non-current data, with an attendant inability to determine optimal plant settings in a timely way. Because of the time required to simulate production processes in this off-line manner, operations personnel were unable to use these models in production decisions. Further, this proprietary software was not designed for widespread use within a company, making consistency in results throughout an enterprise difficult to achieve. In addition, this software was focused primarily on process design rather than ongoing operations or management and had highly technical interfaces that required specialized programming knowledge and chemical engineering skills to operate. Furthermore, these software models were not designed for sharing of data over networked computers.

     In recent years, more powerful computers and advances in software technology have resulted in improved simulation capabilities. However, many process industry companies still use non-object-oriented, proprietary software that implements simplistic models in an off-line environment primarily for design purposes.

     Today's process industry managers are increasingly seeking to use software modeling for both process design and operations to improve the efficiency of their ongoing operations and to manage their overall plants more profitably. To achieve this, simulation software must have easy to use interfaces, allow information to be distributed to managers throughout an organization, process new scenarios based on real-time plant operations data and integrate with other control and data systems. In addition, simulation software must use highly sophisticated models based on rigorous mathematics to generate more accurate information that can be used by different departments throughout an enterprise to provide both managers and engineers with timely, consistent information.


THE SIMSCI SOLUTION

     SIMSCI's products and services are designed to increase process manufacturers' profitability by enabling the accurate, reliable design of more efficient processes, and the use of better-decision support tools to improve plant operations. The Company's principal product has an easy-to-use Graphical User Interface ("GUI") and operates on industry standard hardware and software platforms. This product's open, object-based architecture facilitates interoperability with customer-developed applications and enables the effective use of simulation technology throughout the enterprise. The Company's core simulation technology includes a substantial proprietary collection of physical property data and modeling algorithms used to calculate physical and chemical characteristics of materials under a broad set of operating conditions. Because SIMSCI's software modules are readily usable for multiple applications, different departments within an enterprise can share common models, thus increasing the accuracy, timeliness and consistency of information use across multiple departments. The Company's software provides both managers and engineers with critical process information necessary to make more informed decisions.

    - Design. The Company's products allow design engineers to predict the behavior of chemical and physical processes, shorten the time required to design new processes or improve existing processes, achieve more efficient designs, decrease the cost of constructing or improving plants, and more easily comply with environmental and safety requirements.

    - Operate. Operations engineers use SIMSCI products to improve a manufacturer's cost structure and profitability by modifying plant processes to reduce raw material requirements, save energy, maintain quality, enhance product yield and increase throughput. The Company also delivers customized, turn-key solutions through its yield accounting ("OpenYield(TM)") and Rigorous On-line Modeling ("ROM(TM)") service offerings. OpenYield uses reconciled plant data to measure plant performance and ROM uses on-line links to plant data for improving operations without interrupting the ongoing stream of materials.

    - Manage. The Company's easy-to-use products enable corporate decision makers to base business and financial decisions on a more accurate and complete understanding of their operations, including operating and profit margins, return on capital equipment, raw materials selection, throughput, product quality and market timing.

     Information gathered in the design, operation and management functions can be used in an iterative way to further improve processing of materials, management of the enterprise, use of the Company's products and the design of new plants.


STRATEGY

     The Company's objective is to expand and extend the use of its simulation technology and solutions for design, operations and management functions throughout the process industries. The key components of the Company's strategy to achieve this objective include the following:

     Leverage Core Simulation Technology. Over the last three decades, the Company has created proprietary algorithms, designed process unit models and developed physical and chemical property prediction methods for rigorous process simulation. In addition, the Company has extended the visibility of its products by developing an interactive GUI as well as the Open Simulation Application Framework ("OSAF") architecture. The Company intends to continue to leverage this core technology to broaden the use of its products from the design of processes to the optimization of operations and the management of the enterprise.*

     Integrate Core Products Into The Open Simulation Application Framework. The Company's PROVISION(R) tool-set and OSAF architecture enable customers to adapt their in-house and legacy software to interoperate with software from the Company or other third parties. As a result, customers can increase engineering productivity and expand the value of their existing technologies. Several of SIMSCI's products currently utilize the PROVISION interface: PRO/II(R), DATACON(TM) and PROTISS(R). The Company intends to use PROVISION and its OSAF architecture for future product offerings, as well as to make it available to system integrators and third-party developers.*

     Expand Operations Improvement Capabilities. The Company intends to continue developing turn-key solutions to enable engineers and managers to better operate and manage plant processes.* SIMSCI's yield accounting solution combines current database technology with SIMSCI's data reconciliation technology to deliver an accurate and reliable plant performance monitoring system. On-line models of specific operating plants may be created by utilizing the Company's ROM technology to create rigorous models that use real-time plant data and current economic objectives to determine more profitable process settings. The Company, in a joint development arrangement with Shell Oil Company, is developing a new product to enable the use of common models for both off-line and on-line applications.

     Penetrate Additional Process Industries. To date, the majority of the Company's revenue has been derived from sales to companies in the refining industry. The Company is seeking to increase sales of its products in additional process industries, including the upstream petroleum, petrochemicals and chemicals industries, by offering additional product functionality. For example, the Company recently added dynamic simulation and yield accounting offerings to facilitate increased penetration of the Company's products in the petrochemical and chemical industries.

     Promote Strategic Relationships. SIMSCI has developed a network of alliances with a select group of customers that meet with SIMSCI senior technical and business management to help influence future technical direction. In addition, the Company has entered into strategic alliances with key customers and vendors to enhance SIMSCI's technology content and deliver more complete technology solutions. Customers and vendors with which the Company has alliances include Fluor Daniel, IBM(R), Mobil, SAP AG, Shell and Strategic Analysis and Simulation Technology, Ltd.


TECHNOLOGY

     The Company believes that it has developed significant expertise in core simulation and mathematical technologies that allow customers to define, model, simulate, analyze and understand the behavior of complex processes.* The core technology required to support the Company's customers includes software and chemical engineering, process analysis, heat and mass transfer, thermodynamics, fluid flow and solution algorithms related to the delivery of these competencies to the customer.

     Open Simulation Application Framework. SIMSCI's Open Simulation Application Framework is an architecture for integrating a GUI with simulation software products, proprietary simulation programs, engineering databases and other software applications used in the process industry. OSAF is implemented through


* Denotes forward looking statement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results of Operations."

PROVISION. The Company's PROVISION tool-set provides three core functionalities: a GUI development environment for the creation of process flow diagrams; a Data Entry Window Editor that enables the creation of objects for use in the GUI and defines their structure, data, methods and behavior; and a Database Server that provides object-oriented access to PRO/II data and is designed to provide access to legacy data and industry standard databases.

     Engineering Models of Plant Process Equipment. Plant process equipment performs a variety of manufacturing functions, including heat exchange, distillation, chemical reaction, pumping and compressing. The Company's engineering models of such equipment are based on fundamental laws of chemistry and physics, including laws governing material and energy balances, chemical and thermodynamic equilibrium, rates of heat and mass transfer and chemical reaction. The Company's products incorporate models for substantially all standard process plant equipment types.

     Physical Property Data and Modeling Algorithms. The Company's library of physical property data and modeling algorithms includes thermodynamic properties, such as enthalpy, entropy and heats of formation, as well as transport properties, including viscosity, thermal conductivity and diffusivities. The Company's data and models have been developed over more than 20 years and are capable of representing a wide range of physical systems, such as those used in petroleum processes. The Company's data tables contain data for approximately 1,700 chemical components and are supplemented by methods for estimating property data for unknown or unusual compounds based on functional groups and utilities for regression analysis of experimental laboratory or plant data. In addition, the Company has substantial proprietary banks of chemical component interaction data to enhance the accuracy of simulation models.

     Solution Algorithms. Process simulation models require the solution of complex algebraic and partial differential equations that are often highly nonlinear and therefore difficult to solve. Also, optimization functions employ sequential quadratic programming techniques to solve these difficult equation sets. The Company's principal simulation software product, PRO/II, is based on a sequential modular solution technique, by which process unit models are solved sequentially in the most efficient order. In addition to utilizing a sequential modular technique, one of the Company's principal products under development, ROMEO(TM), employs an equation-based solution technique in which the equations for multiple process models are solved simultaneously. Offering products that are based on both modeling techniques will allow the Company's customers to address a broader range of problems.*


PRODUCTS AND SERVICES

     SIMSCI's strategy is to develop, market and sell products and services that help customers increase engineering productivity, leverage existing technology and improve plant profitability. SIMSCI's products are designed to run on industry-standard platforms and software environments, including 32-bit Windows and UNIX(R), and utilize an easy-to-use GUI. The following table sets forth certain information with respect to the Company's products, service offerings and products under development.



* Denotes forward looking statement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results of Operations."

                                                                                                           First/Latest
Products And Services            Description                      Application       Process Industries     Release Date
---------------------            -----------                      -----------       ------------------     ------------
PRINCIPAL PRODUCTS:
PRO/II                           General-purpose simulation       Design            All                    June 1988/
                                 software with graphical          Operations                               April 1996
                                 flowsheeting environment         Management
                                 for processes in steady-state

PROVISION                        Software integration             Design            All                    September 1994/
                                 tool-set for integrating         Operations                               September 1995
                                 process industry software        Management
                                 with OSAF

PRODUCTS AND SERVICES:
PIPEPHASE(R)                     Simulation software              Design            Oil and gas            November 1985/
                                 for pipeline networks            Operations        production             May 1996
                                                                  Management

HEXTRAN(R)                       Heat transfer                    Design            All                    October 1980/
                                 simulation software              Operations                               June 1994

INPLANT(TM)                      Simulation software for          Design            All                    October 1989/
                                 plant piping systems             Operations                               February 1995

DATACON                          Data reconciliation              Operations        All                    February 1990/
                                 software for process data                                                 May 1994

OpenYield                        Integrated data reconciliation   Operations        All                    June 1994/
                                 and yield accounting             Management                               November 1995
                                 software

Visual Flare(TM)                 Simulation software              Design            Oil and gas refining   January 1995/
                                 for flare relief systems         Operations        and petrochemicals     February 1996

PROTISS                          Software for simulating          Design            All                    October 1996/
                                 both steady-state and            Operations                               October 1996
                                 dynamic conditions in
                                 process operations

ROM                              Rigorous On-line Modeling        Operations        Oil and gas            April 1991/
                                 (ROM) and optimization           Management        production, refining   April 1996
                                 service utilizing several of                       and petrochemicals
                                 the companies products

NETOPT(TM)                       Software for optimizing          Design            Oil and gas            March 1997/
                                 the production of oil and        Operations        production             March 1997
                                 gas fields                       Management

Engineering Services             Services to assist customers     Design            All                    N/A
                                 in the application of            Operations
                                 simulation technology            Management

PRODUCTS UNDER DEVELOPMENT:

ROMEO                            Integrated system for            Design            All                    In Development
                                 performing off-line process      Operations
                                 simulation and on-line           Management
                                 process optimization

PIPEPHASE-TACITE                 Simulation software for          Design            Oil and gas            In Development
                                 transient conditions in          Operations        production
                                 pipeline networks                Management

     PRINCIPAL PRODUCTS

     PRO/II. PRO/II is a steady-state simulation program that enables process engineers to rigorously model a wide range of organic and inorganic chemical processes, such as those found in oil and gas, chemical and petrochemical industries. Engineers use PRO/II to design new processes or to troubleshoot, debottleneck and retrofit existing operations and assess compliance with safety and environmental regulations. PRO/II has an intuitive and easy-to-use GUI through PROVISION.

     The Company derives a substantial portion of its total revenue from sales of its PRO/II simulation product. Revenue attributable to sales of PRO/II accounted for approximately 70% of the Company's total revenue in each of the last three years. The Company currently expects PRO/II, individually or integrated with other products, to account for a significant portion of the Company's total revenue in the future.* See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results of Operations."

     PROVISION. PROVISION is a graphical environment for process industry software that enables third party, in-house and legacy software to interoperate with the Company's simulation software through the Company's Open Simulation Application Framework. PROVISION includes a set of tools that provides software integrators or developers the software, development tools, documentation and instructions needed to integrate process industry software into the PROVISION environment. The PROVISION tool-set is designed to support the development of GUI clients in client-server applications and consists of an object class library and application program interface for building applications that use the PROVISION flowsheet drawing capabilities, an object class library of process engineering data specification controls used to build the data entry windows, and the tools and information necessary to interact with PRO/II's database server to provide access to PRO/II process data, stream information and thermophysical property data.


     PRODUCTS AND SERVICES

     PIPEPHASE. PIPEPHASE is a steady-state simulation program that enables engineers to simulate multi-phase fluid flow in pipelines, networks and production transmission systems and is typically utilized to simulate the flow of gas or oil from the well to the processing complex.

     HEXTRAN. HEXTRAN is a steady-state simulation program that enables engineers to perform energy audits to monitor and optimize the performance of existing heat exchange network configurations and to design new systems.

     INPLANT. INPLANT is a rigorous, steady-state simulation program for designing, rating and analyzing plant piping systems. Utilizing INPLANT's Windows interface, engineers can efficiently rate and analyze the safety of plant piping systems as well as design new piping systems and revamp a wide variety of existing systems.

     DATACON. DATACON is a data reconciliation program that enables users to turn real time process data into consistent and reliable information. DATACON reconciles flow, temperature and composition measurements to satisfy material and energy balances around each unit in a process plant, detects gross errors in measurements, pinpoints the errors' locations and confirms the presence or absence of measurement redundancy. DATACON has recently been released with the PROVISION interface.

     OpenYield. OpenYield is an integrated data reconciliation and yield accounting system designed to improve plant profitability. OpenYield tracks the movements of material through a process, identifies sources of material imbalance and reduces the uncertainty of material loss calculations. OpenYield utilizes the capabilities of the



* Denotes forward looking statement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results of Operations."

Company's DATACON program to improve the accuracy of plant data used in yield calculations by applying statistical techniques to reconcile material balances on a unit-by-unit and plant-wide basis. The Company is currently enhancing its OpenYield offering to include links to enterprise management software, such as that offered by SAP AG, to provide an integrated plant performance and yield accounting system.

     Visual Flare. Visual Flare is a Windows-based simulation program that enables process safety engineers to design and model safety systems and pressure relief networks in oil and gas processing facilities. The Company offers Visual Flare pursuant to an exclusive, worldwide marketing and licensing agreement from a third party.

     PROTISS. PROTISS is an integrated software environment that provides full access to the steady-state simulation capabilities of PRO/II as well as the dynamic simulation technology licensed from a third party. PROTISS has been developed to enable process and control engineers to create a steady-state plant model and then to convert the steady-state model automatically to a dynamic model. Dynamic plant models are highly robust due to the combination of sequential modular and simultaneous solution techniques employed in the program. PROTISS runs under the PROVISION GUI and is OSAF-compliant. PROTISS was jointly developed under an agreement with Strategic Analysis and Simulation Technology, Ltd.

     ROM. ROM involves the development of on-line software models of existing process units. SIMSCI's core products, such as PRO/II, DATACON and PIPEPHASE, are used by ROM engineers to develop on-line models. ROM provides operations personnel with highly accurate models for performing case studies and for determining how to improve operating profits. ROM uses real-time plant data combined with current economic objectives to precisely replicate plant operations and is designed to provide a real-world model of an actual operating facility, calculate new process setpoints to improve performance, and help determine the location and cause of operating problems.

     NETOPT. NETOPT is a network optimization software application designed to optimize the design, production and planning of oil networks and enhanced oil recovery. NETOPT is being developed in conjunction with Mobil Oil Corporation.

     Engineering Services. The Company offers engineering services to assist customers in the application of simulation technology to manage their businesses effectively and to maximize the benefits provided by SIMSCI's core products. SIMSCI's engineering services include training, application consulting, project implementation and application integration.


     PRODUCTS UNDER DEVELOPMENT

     ROMEO. ROMEO ("Rigorous On-line Modeling and Equation-based Optimization") is a software application being jointly developed by the Company and Shell Oil Company that is designed to enable engineers to rigorously model and optimize plant operations on a unit, multi-unit and plant-wide basis, enhancing decision support at all business levels. ROMEO is designed to provide a united framework for data reconciliation, parameter estimation and process optimization. It will automatically retrieve pertinent plant data from the control system and use the information to predict new process setpoints rapidly and accurately to achieve optimum performance. The ROMEO system is based on an object-oriented design and will include a commercial database, facilitating data transfer between applications and enhancing application interoperability.*

     PIPEPHASE-TACITE. This product expands the benefits of PIPEPHASE to address the simulation of transient conditions in pipeline networks. PIPEPHASE-TACITE is the result of a joint development and marketing agreement with Institut Francais Petrole ("IFP"), ELF Aquitaine Production ("ELF") and TOTAL.



*Denotes forward looking statement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results of Operations."

CUSTOMERS

     SIMSCI currently has over 500 customers across the major process industries, including the petroleum, petrochemical and chemical industries, and the engineering and construction industry that supports them. In 1995 and 1996, 64% and 67%, respectively, of SIMSCI's total revenue was generated from customers outside of the United States.

    The following table sets forth selected customers of the Company, categorized by process industry, whose current license and service agreements with the Company have a total contract value of at least $100,000, and selected academic institutions that use the Company's software for chemical engineering education:

                                                                                Engineering &
Petroleum Industry                    Chemical Industry                         Construction Industry
------------------                    -----------------                         ---------------------
Agip SpA                              Allied Signal Corporation                 ABB Lummus Crest
Amerada Hess Corporation              Enichem SpA                               Bechtel Corporation
Amoco Corporation                     Henkel KGaA                               Brown & Root, Inc.
Arco                                  Hoechst A.G.                              Chisso Corporation
BP Oil Company                        Imperial Chemical Industries PLC          Edeleanu GmbH
Chevron U.S.A. Inc.                   Mitsubishi Chemical Corporation           Fluor Daniel, Inc.
Citgo Petroleum Company               Nippon Sanso Corporation                  Foster Wheeler U.S.A. Corporation
Conoco Inc.                           Novacor Chemical Corp                     Idemitsu Engineering Company, Ltd.
Den Norske Stats Oljeselskap a.s.     Saudi Basic Industries Corp               Ishikawajima-Harima Heavy Industries
Exxon Oil Corporation                 Tokuyama Corp                               Co. Ltd.
Hindustan Petroleum Corp. Ltd.        Vista Chemical Co.                        Jacobs Engineering Group, Inc.
Honam Oil Refinery Co. Ltd.                                                     JGC Corporation
Koa Oil Co. Ltd.                      Academic Institutions                     Davy John Brown Pty Ltd.
Kuwait Oil Co.                        ---------------------                     KTI BV
Mobil Oil Corporation                 Carnegie-Mellon                           Kvaerner Engineering AS
Pemex                                 Fachhochschule Ostfriesland               Lurgi AG
Pertamina                             Indian Institute of Technology            M.W. Kellogg Company Ltd.
Petroleo Brasileiro-Petrobras         Kansas State University                   Niigata Engineering Company
Petrolios de Venezuela                Louisiana State University                Nippon Oil Engineering and
Royal Dutch Shell Oil Company         New Mexico State University                 Construction
Saudi Arabian Oil Co.                 Oklahoma State University                 Raytheon Engineers & Construction
Scientific Computing                  Pennsylvania State University             Snamprogetti SpA
  Consulting Ltd.-Vniigas             University of Calgary                     Stone & Webster Engineering Corp.
Star Enterprise                       University of Southern California         Toyo Engineering Corporation
Sun Company Inc.                      University of Texas
Texaco Refining and                   University of Wisconsin
  Marketing, Inc.
Unocal Corporation

     Customers typically license SIMSCI's software for terms of one, three or five years. During the past five years, the substantial majority of all licenses have been renewed. Currently, the approximate annualized cost for the typical license by a single U.S. corporate user of one of SIMSCI's core products ranges from $10,000 to $36,000, depending on the product and the license term. The license fees charged by SIMSCI for each of its core products are typically based on the number of licensed users, with the cost per user declining as the customer increases the total number of licensed users. More than 95% of the Company's license contracts entered into before 1996 did not separately identify both software license fees and charges for customer support obligations. In 1996, the Company began increasing the number of new and renewed contracts that separately identify software license fees and maintenance and support fees. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."

      The Company ships software products within a short period after receipt of an order and typically does not have a material backlog of unfilled orders. Total revenue in any quarter is dependent (and will become substantially dependent as the Company increases the number of contracts for new and renewing customers that result in the recognition of license revenue upon shipment) on orders booked and contract renewals in that quarter and are not predictable with any degree of certainty. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" and "Factors That May Affect Future Operating Results."

SALES AND MARKETING

     SIMSCI markets its products and services through its direct sales organization complemented by sales agents and distributors. As of December 31, 1996, the Company's global direct sales force included personnel located in three sales and support offices in the United States and international sales offices in the United Kingdom, Germany, Egypt, Japan, Singapore and Venezuela. The Company currently intends to add to its direct sales and support force in the United States and internationally.* In addition, the Company devotes a significant portion of its sales and marketing efforts to increasing penetration of its products with new and existing large multinational customers. Due to their size and geographically dispersed installations and decision-making process, the Company assigns one senior sales representative world-wide responsibility for sales to these customers.

     In support of these sales efforts, the Company conducts marketing programs intended to position and promote its products and services. SIMSCI markets its products at a substantial discount to universities for use in teaching and research. The Company participates in industry tradeshows, publishes articles and advertisements in industry publications, conducts direct mail campaigns, and sponsors industry conferences and seminars.


STRATEGIC ALLIANCES

     SIMSCI has entered into a number of strategic alliances with respect to its core products, new products and product enhancements, including a development arrangement with Strategic Analysis and Simulation Technology, Ltd. with respect to PROTISS; a development arrangement with Mobil with respect to NETOPT; a joint development arrangement with Shell Oil Company with respect to ROMEO; and a development and marketing agreement with IFP, ELF and TOTAL with respect to PIPEPHASE-TACITE. The Company also has entered into cooperation agreements with Fluor Daniel, IBM and SAP AG.


CUSTOMER SUPPORT

     Substantially all of the Company's term license contracts to customers include maintenance and support contracts, which typically range from 12 to 60 months and entitle the customer to product updates and to technical support. In addition, the Company offers instruction in the use of its products for various levels of student proficiency. Users of the Company's products can also attend user group conferences held at various times and locations worldwide.


PRODUCT DEVELOPMENT

     The Company's development efforts are focused on expanding SIMSCI's simulation software product line, designing enhancements to the Company's core technology, and integrating existing and new products into the Company's Open Simulation Application Framework. The Company's principal products under development are ROMEO and PIPEPHASE-TACITE. The Company has made substantial investments in product development. The Company believes that its future performance will depend in large part on its ability to maintain and enhance its current product line, develop new products that achieve market acceptance, maintain technological competitiveness

* Denotes forward looking statement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results of Operations."

and meet an expanding range of customer requirements.* The Company's research and development expenditures in 1995 and 1996 were $8.6 million and $12.2 million, respectively, and represented 26% of total revenue in each of the years. The Company expects that it will continue to commit substantial resources to product development in the future.* See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Operating Results."


COMPETITION

     The market for commercial simulation software used in the petroleum, chemical and other process industries is intensely competitive and characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and rapidly changing customer requirements. The Company experiences significant competition from potential customers' decisions to internally develop their own process design, simulation and optimization applications as opposed to purchasing commercial software products such as the Company's. As a result, the Company must continuously educate existing and prospective customers about the advantages of the Company's products. There can be no assurance that these customers or potential customers will perceive sufficient value in the Company's products to justify purchasing them. In addition, customers or potential customers could enter into strategic relationships with one or more of the Company's competitors to develop, market and sell competing products and services.

     The Company has experienced and expects to continue to experience increased competition from current and future competitors, many of whom have significantly greater financial, technical, marketing and other resources than the Company.* The Company's current direct competitors include Aspen Technology, Inc., Hyprotech Ltd. and Chemstations, Inc., and, with respect to the Company's technology and consulting services, the Hi-Spec division of Honeywell, Inc., the Setpoint and DMCC divisions of Aspen Technology, Inc. and ABB Simcon Inc. The Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than the Company.* Also, many current and potential competitors have greater name recognition and more extensive customer bases that could be leveraged, thereby gaining market share to the Company's detriment. The Company expects to face additional competition as other established and emerging companies enter the commercial simulation software market and new products and technologies are introduced.* Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition.* In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of the Company's current or prospective customers.*

     The principal competitive factors in the Company's markets include: accuracy of modeling, enhancing the technology's ease of use, the ability to continually meet the customers' needs to leverage process information across the enterprise and to link operations information with enterprise applications, continually increase the size and complexity of processes that can be modeled accurately and in a timely manner, the need to continue to leverage the customers' operations and information technology strategies, customer support, price, hardware flexibility and vendor financial stability. The Company believes that the required knowledge of evolving software and hardware technologies and the need to leverage these, the level of development effort, and the chemical engineering and modeling expertise required to enter and succeed in the simulation technology industry represent significant barriers against new competitors.* See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results of Operations."



* Denotes forward looking statement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results of Operations."

PROPRIETARY RIGHTS

     To date, the Company has relied upon a combination of copyright, trade secret and trademark laws to protect its proprietary technology. PRO/II, PROVISION, PROVISION TOOLKIT, PIPEPHASE, NETOPT, HEXTRAN, INPLANT, DATACON, OpenYield, PROTISS and ROM are trademarks of the Company. The Company enters into confidentiality agreements with its employees, developers, distributors and customers and limits access to and distribution of the source code to its software and other proprietary information.

     In the future, the Company may receive communications from third parties or have other reasons to seek licenses under third-party intellectual property rights.* In such cases, the Company may evaluate whether to obtain such licenses.*

     Certain technology used in the Company's products, including OpenYield, Visual Flare, NETOPT, PROTISS, PIPEPHASE-TACITE and ROMEO, is licensed from third parties. These licenses generally require the Company to pay royalties and to fulfill confidentiality obligations. The Company believes that there are alternative sources for each of the material components of technology licensed by the Company from third parties.* See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results of Operations."


EMPLOYEES

     As of December 31, 1996, the Company had a total of 260 employees. The Company also employs contract and temporary employees from time to time. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company experienced any work stoppage. The Company considers its relations with its employees to be good. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results of Operations."


ITEM 2. PROPERTIES

     The Company's principal administrative, sales, marketing and product development facility occupies approximately 60,000 square feet in Brea, California pursuant to a lease expiring in April 2008. In addition, the Company also leases sales and support offices in Houston, Texas, Denver, Colorado and Newtown, Pennsylvania. The Company also maintains international offices in the United Kingdom, Germany, Egypt, Japan, Singapore and Venezuela. The Company believes that its existing facilities are adequate for its current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.*


ITEM 3. LEGAL PROCEEDINGS

     The Company is not currently subject to any legal actions that are expected to have a material adverse effect on the Company's business, operating results or financial condition.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.



* Denotes forward looking statement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results of Operations."

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Since October 25, 1996 the Company's Common Stock has traded on the Nasdaq National Market under the symbol "SMCI." The high and low sales prices for shares of the Company's Common Stock , as reported on the Nasdaq National Market are listed below.

    Period                                               High             Low
    ------                                               ----             ---
    Fourth Quarter 1996 (from October 25, 1996)         $15.00           $9.25
    First Quarter 1997 (through March 10, 1997)          18.63           11.75

     On March 10, 1997, the closing price for the Company's Common Stock was $12.75 per share, the Company had 42 stockholders of record and approximately 900 beneficial owners of its common stock.

     The Company has not declared or paid any cash dividends on the Common Stock for more than five years and does not presently intend to pay cash dividends on the Common Stock in the foreseeable future. The Company's line of credit agreement prohibits the payment of cash dividends on its capital stock without the lender's consent. Any payment of cash dividends on shares of Common Stock will be within the discretion of the Company's Board of Directors and will depend upon the earnings of the Company, the Company's capital requirements, restrictions imposed by the Company's lenders, applicable requirements of the Delaware General Corporation Law and other factors which are considered relevant by the Company's Board of Directors.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data presented below as of December 31, 1995 and 1996, and for the years ended December 31, 1994, 1995 and 1996, are derived from the Company's consolidated financial statements included elsewhere in this Form 10-K, which were audited by Deloitte & Touche LLP, independent auditors. The selected consolidated financial data presented below as of December 31, 1992, 1993 and 1994 and for the years ended December 31, 1992 and 1993 have been derived from the Company's consolidated financial statements, not included in this Form 10-K, which have been audited by Deloitte & Touche LLP, independent auditors. The data set forth below should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this Form 10-K. Also see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" for a discussion of a change in the Company's license contract terms that affects the comparability of recent revenue to revenue earned before 1996.

                                                                                Year Ended December 31,
                                                                 -----------------------------------------------------
                                                                   1992       1993       1994        1995       1996
                                                                 --------   --------   --------    --------   --------
                                                                         (in thousands, except per share data)
Consolidated Statement of Operations Data:
     Revenue:
        Software license revenue .............................   $ 22,443   $ 25,048   $ 25,609    $ 29,889   $ 43,561
        Services and other revenue ...........................      1,497      3,096      2,643       3,230      3,342
                                                                 --------   --------   --------    --------   --------
            Total revenue ....................................     23,940     28,144     28,252      33,119     46,903
     Cost of revenue:
        Cost of software license revenue .....................      2,849      2,886      3,990       3,509      4,275
        Cost of services and other revenue ...................      1,236      1,244      2,698       3,251      2,653
                                                                 --------   --------   --------    --------   --------
            Total cost of revenue ............................      4,085      4,130      6,688       6,760      6,928
                                                                 --------   --------   --------    --------   --------
     Gross profit ............................................     19,855     24,014     21,564      26,359     39,975
     Operating expenses:
        Sales and marketing ..................................      8,685      9,842     10,473      11,662     16,571
        Research and development .............................      7,258      8,230      9,634       8,621     12,172
        General and administrative ...........................      3,066      3,785      3,858       3,869      7,048
                                                                 --------   --------   --------    --------   --------
            Total operating expenses .........................     19,009     21,857     23,965      24,152     35,791
                                                                 --------   --------   --------    --------   --------
     Income (loss) from operations ...........................        846      2,157     (2,401)      2,207      4,184
     Interest and other income ...............................        271        313        194         100        458
                                                                 --------   --------   --------    --------   --------
     Income (loss) before provision (benefit) for income taxes      1,117      2,470     (2,207)      2,307      4,642
     Provision (benefit) for income taxes ....................        581        866       (565)        952      1,950
                                                                 --------   --------   --------    --------   --------
     Net income (loss) .......................................   $    536   $  1,604   $ (1,642)   $  1,355   $  2,692
                                                                 ========   ========   ========    ========   ========

     Pro forma and net income per share ......................                                     $   0.19   $   0.32
                                                                                                   ========   ========

     Pro forma and weighted average common shares ............                                        7,018      8,347
                                                                                                   ========   ========

                                                                                     December 31,
                                                                 -----------------------------------------------------
                                                                   1992       1993       1994        1995       1996
                                                                 --------   --------   --------    --------   --------
                                                                                    (in thousands)
Consolidated Balance Sheet Data:
     Working capital .........................................   $  5,943   $  7,375   $  5,320    $  6,415   $ 27,904
     Total assets ............................................     13,914     16,939     16,293      21,554     53,198
     Total liabilities .......................................      5,807      6,810      7,806      11,712     14,379
     Total stockholders' equity (1) ..........................      8,107     10,129      8,487       9,842     38,819

     (1) Includes amounts attributable to preferred stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     Simulation Sciences Inc. was founded in 1967 to develop simulation technology and software used in the design of refineries for the petroleum industry. Thereafter, the Company developed other software products to address additional needs for plant design and operation within the petroleum industry and later expanded the application of these software products to other process industries, including petrochemicals and chemicals. Since 1994, the Company has been developing products and services that further enhance and optimize plant operations and enable integrated enterprise management. The Company hired substantially all of its current executive management team in 1995.

     The Company generally licenses its software pursuant to non-cancelable, one- to five-year term licenses. The Company receives approximately 90% of its worldwide revenue from licenses of its software products. These licenses obligate the Company to provide customer support, maintenance and any product updates. During the past five years, the substantial majority of all licenses have been renewed.

     Revenue from the Company's primary simulation product, PRO/II, accounted for approximately 70% of total revenue in each of the last three years. The remainder of the Company's revenue is derived from other products and engineering services.

     The Company recognizes revenue from product licensing agreements in accordance with the American Institute of Certified Public Accountants Statement of Position No. 91-1, Software Revenue Recognition ("SOP 91-1"). SOP 91-1 generally requires recognition of license revenue upon shipment or renewal and recognition of revenue for maintenance and support ratably over the life of the contract. However, if license fees and maintenance and support charges are not separately identified, then all revenue from the contract must be recognized ratably over its life. More than 95% of the Company's license contracts entered into before 1996 did not separately identify software license fees and charges for maintenance and support obligations. As a result, the Company recognized revenue from these contracts ratably over the terms of such contracts in accordance with SOP 91-1 ("Ratable Revenue"). The remaining contracts identified the cost of the license fee and maintenance and support separately and, under SOP 91-1, the Company recognized revenue from the license portion of the contracts upon shipment or renewal ("License Revenue") and from the maintenance and support portion of such contracts as Ratable Revenue. Accordingly, the revenue recognized under a contract resulting in License Revenue recognition will be higher in the quarter of shipment or renewal, and lower in later quarters, than that recognized under a contract resulting only in Ratable Revenue recognition. In order to more closely conform to industry-standard practices regarding licenses and maintenance agreements, the Company, in 1996, began increasing the number of contracts for new and renewing customers that separately identify software license fees and maintenance and support charges, resulting in recognition of License Revenue on an increased portion of contracts. The Company intends to convert the substantial majority of its contracts to License Revenue terms as new and renewal contracts are executed.* For this reason, the Company does not believe that revenue and results of operations for prior periods will be directly comparable to results for 1996 and future periods. Revenue recognition on certain service offerings is based on percentage of completion and on attainment of project milestones.

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



* Denotes forward looking statement. "See Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results of Operations."

RESULTS OF OPERATIONS

     The following table sets forth certain items in the Company's Consolidated Statements of Operations in absolute dollars and as a percentage of total revenue for the periods indicated.

                                                                                   Year Ended December 31,
                                                            --------------------------------------------------------------------
                                                                    1994                    1995                     1996
                                                            -------------------      ------------------      -------------------
                                                             Amount         %         Amount        %         Amount         %
                                                            -------------------      ------------------      -------------------
                                                                                       (in thousands)
Revenue:
     Software license revenue ...........................   $25,609       90.6%     $29,889       90.2%     $43,561        92.9%
     Services and other revenue .........................     2,643        9.4        3,230        9.8        3,342         7.1
                                                            -------      -----      -------      -----      -------       -----
        Total revenue ...................................    28,252      100.0       33,119      100.0       46,903       100.0
Cost of revenue:
     Cost of software license revenue ...................     3,990       14.1        3,509       10.6        4,275         9.1
     Cost of services and other revenue .................     2,698        9.6        3,251        9.8        2,653         5.7
                                                            -------      -----      -------      -----      -------       -----
        Total cost of revenue ...........................     6,688       23.7        6,760       20.4        6,928        14.8
                                                            -------      -----      -------      -----      -------       -----
Gross profit ............................................    21,564       76.3       26,359       79.6       39,975        85.2
Operating expenses:
     Sales and marketing ................................    10,473       37.1       11,662       35.2       16,571        35.3
     Research and development ...........................     9,634       34.1        8,621       26.0       12,172        26.0
     General and administrative .........................     3,858       13.6        3,869       11.7        7,048        15.0
                                                            -------      -----      -------      -----      -------       -----
        Total operating expenses ........................    23,965       84.8       24,152       72.9       35,791        76.3
                                                            -------      -----      -------      -----      -------       -----
Income (loss) from operations ...........................    (2,401)      (8.5)       2,207        6.7        4,184         8.9
Interest and other income ...............................       194        0.7          100        0.3          458         1.0
                                                            -------      -----      -------      -----      -------       -----
Income (loss) before provision (benefit) for income taxes    (2,207)      (7.8)       2,307        7.0        4,642         9.9
Provision (benefit) for income taxes ....................      (565)      (2.0)         952        2.9        1,950         4.2
                                                            -------      -----      -------      -----      -------       -----
Net income (loss) .......................................   $(1,642)      (5.8)%    $ 1,355        4.1%     $ 2,692         5.7%
                                                            =======      =====      =======      =====      =======       =====

COMPARISON OF 1996 TO 1995

     Total Revenue. Total revenue increased 42% to $46.9 million for the year ended December 31, 1996 from $33.1 million for the year ended December 31, 1995. Software license revenue, which includes revenue from software licenses, maintenance and support fees, increased 46% to $43.6 million for the year ended December 31, 1996 from $29.9 million for the year ended December 31, 1995. The increase in software license revenue was primarily attributable to the effect of the change in contract terms, renewals of licenses for higher fees, addition of new products and services to renewing contracts and licenses to new customers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" for discussion of change in contract terms. Services and other revenue, which includes integration, ROM, consulting and training services, was $3.3 million and $3.2 million for the years ended December 31, 1996 and 1995, respectively.

     Total Cost of Revenue. Total cost of revenue increased 2% to $6.9 million for the year ended December 31, 1996 from $6.8 million for the year ended December 31, 1995. Cost of software license revenue, which includes costs of production and distribution, customer support and maintenance, and royalties, increased 22% to $4.3 million from $3.5 million for the years ended December 31, 1996 and 1995, respectively. Cost of software license revenue as a percentage of software license revenue was 10% and 12% in the years ended December 31, 1996 and 1995, respectively. Such decrease primarily relates to the increase in software license revenue. Cost of services and other revenue, which includes costs of personnel involved in training and project execution, as well as travel, third-party professional fees and related administrative costs, decreased 18% to $2.7 million from $3.3 million for the years ended December 31, 1996 and 1995, respectively. Cost of services and other revenue as a percentage of services and other revenue decreased to 79% from 101% for the years ended December 31, 1996 and 1995, respectively as the Company improved employee productivity on ROM projects.

     Sales and Marketing. Sales and marketing expenses increased 42% to $16.6 million for the year ended December 31, 1996 from $11.7 million for the year ended December 31, 1995. Sales and marketing expenses as a percentage of total revenue were 35% for each of the years ended December 31, 1996 and 1995. The increase in sales and marketing expenses in dollars was due primarily to an increase in the number of sales and marketing professionals and related hiring expenses. The Company anticipates that sales and marketing expenses will increase in dollars and will fluctuate as a percentage of total revenue in the future.*

     Research and Development. Research and development expenses increased 41% to $12.2 million for the year ended December 31, 1996 from $8.6 million for the year ended December 31, 1995. These increases were due to an increase in the number of engineers and related hiring expenses and third-party contractors involved in the development of a number of planned upgrades and new products. Research and development expenses as a percentage of total revenue were 26% for each of the years ended December 31, 1996 and 1995. The Company expects to continue to devote substantial resources to its research and development efforts to continue to develop and support the Company's highly complex software products.* Accordingly, the Company anticipates that research and development expenses will increase in dollars and may fluctuate as a percentage of total revenue in the future.*

     General and Administrative. General and administrative expenses increased 82% to $7.0 million for the year ended December 31, 1996 from $3.9 million for the year ended December 31, 1995. General and administrative expenses as a percentage of total revenue were 15% and 12% in the years ended December 31, 1996 and 1995, respectively. The increase in general and administrative expenses in dollars and as a percentage of total revenue was primarily due to the addition of senior management personnel, as well as the increase in expense recorded for bad debts. The Company believes that its general and administrative expenses will increase in dollars in the future, and may fluctuate as a percentage of total revenue, due in part to the Company's planned expansion in staffing and costs associated with being a publicly held company.*

     Interest and Other Income. Interest and other income increased $358,000 to $458,000 for the year ended December 31, 1996 from $100,000 for the year ended December 31, 1995. The increase was primarily attributable to interest income associated with the proceeds received in the Company's initial public offering in the fourth quarter of 1996 and an increase in interest income from the effect of the change in contract terms. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."

     Provision for Income Taxes. The Company's effective tax rate was 42% and 41% for the years ended December 31, 1996 and 1995, respectively.


COMPARISON OF 1995 TO 1994

     Total Revenue. Total revenue increased 17% to $33.1 million for the year ended December 31, 1995 from $28.3 million for the year ended December 31, 1994. Software license revenue, which includes revenue from software licenses, maintenance and support fees, increased 17% to $29.9 million for the year ended December 31, 1995 from $25.6 million for the year ended December 31, 1994. The increase in software license revenue was primarily attributable to new international licenses and license renewals associated primarily with the September 1994 introduction of PRO/II with PROVISION and increased sales force productivity following the restructuring and expansion of the Company's sales force. Services and other revenue, which includes integration, ROM, consulting and training services, was $3.2 million and $2.6 million for the years ended December 31, 1995 and 1994, respectively. The increase in services and other revenue was due primarily to improvement in ROM project management and recruitment of a sufficient number of qualified personnel, which resulted in completion of delayed ROM projects.

     Total Cost of Revenue. Total cost of revenue was $6.8 million for the year ended December 31, 1995 and $6.7 million for the year ended December 31, 1994. Cost of software license revenue, which includes costs of production and distribution, customer support and maintenance, and royalties, decreased 12% to $3.5 million from $4.0 million for the years ended December 31, 1995 and 1994, respectively. Cost of software license revenue as a percentage of software license revenue was 12% and 16% in the years ended December 31, 1995 and 1994,



* Denotes forward looking statement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results of Operations."

respectively. The decrease in cost of software license revenue in dollars and as a percentage of software license revenue was primarily due to increased customer support and distribution costs associated with the introduction of PRO/II with PROVISION in 1994. Cost of services and other revenue, which includes costs of personnel involved in training and project execution, as well as travel, third-party professional fees and related administrative costs, increased 20% to $3.3 million from $2.7 million for the years ended December 31, 1995 and 1994, respectively, due to an increase in the volume of ROM projects. Cost of services and other revenue as a percentage of services and other revenue decreased to 101% from 102% for the years ended December 31, 1995 and 1994, respectively.

     Sales and Marketing. Sales and marketing expenses increased 11% to $11.7 million for the year ended December 31, 1995 from $10.5 million for the year ended December 31, 1994. Sales and marketing expenses as a percentage of total revenue was 35% for the year ended December 31, 1995 and 37% for the year ended December 31, 1994. The dollar increase in sales and marketing expenses were generally attributable to the expansion and restructuring of the Company's sales force in 1995.

     Research and Development. Research and development expenses decreased 11% to $8.6 million for the year ended December 31, 1995 from $9.6 million for the year ended December 31, 1994. Research and development expenses as a percentage of total revenue was 26% for the year ended December 31, 1995 and 34% for the year ended December 31, 1994. The decrease in 1995 was primarily due to contract development costs associated with the completion of PRO/II with PROVISION in 1994.

     General and Administrative. General and administrative expenses were $3.9 million for each of the years ended December 31, 1995 and 1994. General and administrative expenses as a percentage of total revenue were 12% and 14% in the years ended December 31, 1995 and 1994, respectively.

     Interest and Other Income. Interest and other income decreased $94,000 to $100,000 for the year ended December 31, 1995 from $194,000 for the year ended December 31, 1994.

     Provision (Benefit) for Income Taxes. The Company's effective tax rate was 41% for the year ended December 31, 1995, which was primarily attributable to the effect of income tax rates and the related tax rate differential effect of the Company's foreign subsidiaries' operations. The Company's tax benefit was 26% for the year ended December 31, 1994, which was primarily due to a reduction in state tax rates resulting from the tax loss and foreign tax rate differential resulting from the carryback of such taxes.


QUARTERLY RESULTS OF OPERATIONS

The following tables set forth certain unaudited statements of operations data for each of the quarters in the eight-quarter period ended December 31, 1996. This data has been derived from unaudited financial statements that, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information when read in conjunction with the Company's audited consolidated financial statements and notes thereto. Quarterly operating results are not necessarily indicative of future results of operations.

                                                                                Quarter Ended
                                           -------------------------------------------------------------------------------------
                                                            1995                                          1996
                                           ----------------------------------------     ----------------------------------------
                                           Mar. 31   June 30   Sept. 30     Dec. 31     Mar. 31    June 30   Sept. 30    Dec. 31
                                           -------   -------   --------     -------     -------    -------   --------    -------
                                                                         (Unaudited, in thousands)
Revenue:
     Software license revenue ..........    $7,127    $6,826    $ 7,523     $ 8,413     $ 8,942    $10,695    $11,645    $12,279
     Services and other revenue ........       372       921        738       1,199       1,086      1,068        452        736
                                            ------    ------    -------     -------     -------    -------    -------    -------
        Total revenue ..................     7,499     7,747      8,261       9,612      10,028     11,763     12,097     13,015
Cost of revenue:
     Cost of software license revenue ..       982       723        774       1,030       1,017        761      1,154      1,343
     Cost of services and other revenue        666       729      1,032         824         873        680        369        731
                                            ------    ------    -------     -------     -------    -------    -------    -------
        Total cost of revenue ..........     1,648     1,452      1,806       1,854       1,890      1,441      1,523      2,074
                                            ------    ------    -------     -------     -------    -------    -------    -------
Gross profit ...........................     5,851     6,295      6,455       7,758       8,138     10,322     10,574     10,941
Operating expenses:
     Sales and marketing ...............     2,714     2,949      2,514       3,485       3,548      3,791      4,566      4,666
     Research and development ..........     2,214     2,117      2,122       2,168       2,699      4,146      2,782      2,545
     General and administrative ........       658       710      1,126       1,375       1,467      1,599      1,943      2,039
                                            ------    ------    -------     -------     -------    -------    -------    -------
        Total operating expenses .......     5,586     5,776      5,762       7,028       7,714      9,536      9,291      9,250
                                            ------    ------    -------     -------     -------    -------    -------    -------
Income from operations .................       265       519        693         730         424        786      1,283      1,691
Interest and other income ..............       197        75       (135)        (37)         28        135        135        160
                                            ------    ------    -------     -------     -------    -------    -------    -------
Income before provision for income taxes       462       594        558         693         452        921      1,418      1,851
Provision for income taxes .............       191       245        230         286         185        378        609        778
                                            ------    ------    -------     -------     -------    -------    -------    -------
Net income .............................    $  271    $  349    $   328     $   407     $   267    $   543    $   809    $ 1,073
                                            ======    ======    =======     =======     =======    =======    =======    =======

     The Company's total revenue increased sequentially in each of the last eight quarters. In the quarter ended June 30, 1995, the Company's software license revenue decreased primarily as a result of a decrease in revenue from sales agents in South America in that quarter as compared to the previous quarter. Services and other revenue increased in that quarter as a result of attainment of milestones on various ROM and other engineering projects. In the quarter ended September 30, 1995 the Company's sales and marketing expense decreased due to increased use of sales engineers in the attainment of project milestones, resulting in an allocation of costs associated with such engineers to cost of service revenue. Sales and marketing expense began increasing in the quarter ended December 31, 1995 primarily as a result of an expansion in the sales force and new marketing programs. The Company's research and development expense in the quarters ended March 31 and June 30, 1996 increased primarily in connection with the hiring of additional personnel and third-party contractors to complete and introduce product upgrades and new products and a one-time severance payment in the quarter ended June 30, 1996. The Company's general and administrative expense beginning in the quarter ended December 31, 1995 has increased due primarily to costs of hiring new executives since the last half of 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results of Operations."


LIQUIDITY AND CAPITAL RESOURCES

     During the past three years, the Company has satisfied its cash needs principally through cash generated from operations, if any, and existing cash resources. Cash used in operating activities for the year ended December 31, 1996 was $2.7 million, which was primarily attributable to increases in long-term installments receivable, unbilled accounts receivable, other assets and accounts receivable, partially offset by net income and increases in other accrued liabilities.

     Cash used in investing activities during the year ended December 31, 1996 totaled $2.7 million, which was attributable to purchases of property and equipment, related to the opening of new offices and purchases of computer equipment.

     Cash provided from financing activities of $26.3 million was primarily from the net proceeds of approximately $26.0 million from the Company's initial public offering in the fourth quarter of 1996.

     Available sources of funds at December 31, 1996 consisted of $26.3 million in cash and cash equivalents, and $3.0 million in an unused line of credit with its bank. At December 31, 1996, the Company had a revolving line of credit with a commercial bank under which it may borrow up to $3.0 million at the bank's prime rate. The agreement, with amendments, expired January 31, 1997, was collateralized by substantially all of the Company's assets and contained certain financial and other covenants. At December 31, 1996, there were no borrowings outstanding under the agreement. Subsequent to December 31, 1996, the Company renegotiated its revolving line of credit with its bank. The new agreement, which expires March 31, 1999, provides for an unsecured line of credit up to $3,000,000 at the bank's prime rate, and contains certain financial and other covenants.

     The Company believes that existing cash resources, cash flow from operations, if any, together with the line of credit, will be sufficient to fund the Company's operations during the next 12 months.*


FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS.

     Sentences denoted by an asterisk (*) in this Report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors set forth below and elsewhere in this document.

     Fluctuations in Future Operating Results. The Company's operating results have fluctuated in the past and may fluctuate significantly from quarter to quarter or on an annual basis in the future as a result of a number of factors, including, but not limited to: the size and timing of customer orders; changes in license renewal rates, delays in renewals or failure of existing customers to renew their licenses with the Company when their current licenses expire; the length of the Company's sales cycle; changes in contract terms (including terms affecting the timing of recognition of license revenue) and the rate at which such changes are made; level of services and other activity and market success of the Company's service offerings; timing of new product announcements and introductions by the Company and its competitors; the Company's ability to develop, introduce and market new products and product enhancements; market acceptance of the Company's products; deferrals of customer orders in anticipation of new products or product enhancements; the Company's ability to control costs, including the need for, and degree of use of, third-party contractors and the hiring of new employees; the availability of components; political instability in, or trade embargoes with respect to, foreign markets; changes in the Company's management team; and fluctuating economic conditions.*

     The Company's services revenues are typically dependent on a small number of relatively large projects, and therefore, the number, size and timing of services projects may have a significant effect on services revenue in any quarter.* In 1994, the Company experienced delays in the completion of ROM projects that resulted in a material adverse effect on the Company's operating results, and no assurance can be given that the Company will not experience significant fluctuations in the level of services and other activity or delays with respect to ROM or any of its products or services in the future, or that any such fluctuation or delay would not have a material adverse effect on the Company's business, operating results and financial condition.

     Product Concentration. The Company derives a substantial portion of its total revenue from sales of its PRO/II simulation product. The Company currently expects PRO/II, individually or integrated with other products, to account for a significant portion of the Company's total revenue in the future.* Accordingly, factors adversely affecting the pricing of or demand for PRO/II, including products and pricing terms offered by competitors or the demand for simulation software in general, could have a material adverse effect on the Company's business, operating results and financial condition.*

     Concentration of Revenue in the Petroleum Industry. The Company derives a substantial majority of its total revenue from software licenses and services to companies in the petroleum industry, which is highly cyclical. Accordingly, the Company's future success is dependent upon the continued demand for process engineering software by companies in the petroleum industry.


* Denotes forward looking statement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results of Operations."

     Dependence on Contract Renewals; Need to Achieve Greater Market Penetration. The Company derives a significant portion of its total revenue from the renewal of license agreements with existing customers. The Company expects contract renewals to account for an increasing portion of the Company's total revenue in the future as the Company increases the number of contracts for renewing customers that result in the recognition of license revenue upon shipment.* There can be no assurance that the Company will be able to maintain its historical renewal rates, and any significant or ongoing decline in renewal rates would have a material adverse effect on the Company's business, operating results and financial condition.

     Competition. The market for commercial simulation software used in the petroleum, chemical and other process industries is intensely competitive and is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and rapidly changing customer requirements. There can be no assurance that the Company will be successful in developing and marketing enhancements that respond to technological change, evolving industry standards or customer requirements, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and sale of such enhancements or that such enhancements will adequately meet the requirements of the marketplace and achieve market acceptance.

     The Company experiences its primary competition from potential customers' decisions to develop their own software internally rather than purchasing commercial software products such as those offered by the Company. As a result, the Company must continuously educate existing and prospective customers about the advantages of purchasing the Company's products and services. There can be no assurance that these customers or other potential customers will perceive sufficient value in the Company's products and services to justify purchasing them. The Company has experienced and expects to continue to experience competition from current and future competitors, some of which have significantly greater financial, technical, marketing and other resources than the Company.* The Company's current direct competitors include, among others, Aspen Technology, Inc., Hyprotech Ltd. and Chemstations, Inc., and, with respect to the Company's technology and consulting services, the Hi-Spec division of Honeywell, Inc., the Setpoint and DMCC divisions of Aspen Technology, Inc. and ABB Simcon Inc. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and the failure to do so would have a material adverse effect upon the Company's business, operating results and financial condition.

     Risks Associated with International Operations. A significant portion of the Company's total revenue is derived from customers outside the United States, and the Company anticipates that international revenue will continue to be significant in the future. The Company's international operations are subject to risks inherent in the conduct of international business, including unexpected changes in regulatory requirements, exchange rates, export license requirements, tariffs and other barriers, political and economic instability, limited intellectual property protection, difficulties in collecting payments due from sales agents or customers, difficulties in managing distributors or representatives, difficulties in staffing and managing foreign subsidiary operations, and potentially adverse tax consequences.

     Dependence on Strategic Relationships. The Company is dependent in part on a number of strategic alliances for the joint development and marketing of its products. For example, the Company has entered into a number of strategic alliances with respect to its core products, new products and product enhancements, including a development arrangement with Strategic Analysis and Simulation Technology, Ltd. with respect to PROTISS; a development arrangement with Mobil with respect to NETOPT; a joint development arrangement with Shell Oil Company with respect to ROMEO; and a development and marketing agreement with IFP, ELF and TOTAL with respect to PIPEPHASE-TACITE. The Company also has entered into cooperation agreements with Fluor Daniel, IBM and SAP AG. Failure of one or more of the Company's strategic alliances to achieve commercial success, or the termination of one or more of such alliances, could result in delay or termination of product development projects, reduction in market penetration, decreased ability to win new customers or loss of confidence by current or potential customers, any of which could have a material adverse effect on the Company's business, results of operations or financial condition.

* Denotes forward looking statement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results of Operations."

     Dependence Upon Product Development; Rapid Technological Change. The software market in which the Company competes is subject to rapid technological change, frequent introductions of new products, changes in customer demand and evolving industry standards which can render existing products obsolete and unmarketable. There can be no assurance that the Company will be successful in developing and marketing enhancements that respond to technological change, evolving industry standards or customer requirements, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and sale of such enhancements or that such enhancements will adequately meet the requirements of the marketplace and achieve market acceptance, and the failure to do so would have a material adverse effect on the Company's business, operating results and financial condition.

     Potential for Software Defects. Complex software products such as those offered by the Company may contain undetected errors or failures commonly referred to as "bugs." There can be no assurance that, despite significant testing by the Company and by current and potential customers, errors will not be found in new products or enhancements to existing products after commencement of commercial shipments.

     Management of Growth. The Company's business is currently experiencing a period of growth that has placed and is expected to continue to place a significant strain on the Company's personnel and resources.* The Company's ability to manage future growth, if any, will depend on its ability to continue to implement and improve operational, financial and management information and controls systems on a timely basis, together with maintaining effective cost controls, and any failure to do so could have a material adverse effect on the Company's business, operating results and financial condition.*

     Dependence on Key Personnel. The Company's future business results depend in significant part on the Company's Chief Executive Officer and other senior management and key employees, including certain technical, managerial and marketing personnel. The loss of the services of any of these individuals or groups of individuals could have a material adverse effect on the Company's business, operating results and financial condition.*

     Limited Protection of Proprietary Rights. The Company relies upon a combination of copyright, trade secret and trademark laws to protect its proprietary technology. The Company enters into confidentiality agreements with its employees, developers, distributors and customers and limits access to and distribution of the source code to its software and other proprietary information. However, policing unauthorized use of the Company's products is difficult. There can be no assurance that the steps taken by the Company in this regard will be adequate to prevent misappropriation of its technology.

     Certain technology used in the Company's current products and products under development, including OpenYield, Visual Flare, NETOPT, PROTISS, PIPEPHASE-TACITE and ROMEO, is licensed from third parties. These licenses generally require the Company to pay royalties and to fulfill confidentiality obligations. The termination of any such licenses, or the failure of the third party licensors to adequately maintain or update their products, could result in a material adverse effect on the Company's business, operating results and financial condition by delaying the Company's ability to ship products.*

     From time to time third parties may assert patent, trademark, copyright and other intellectual property rights to technologies that are important to the Company. In such an event, the Company may be required to incur significant costs in litigating a resolution to the asserted claims.* There can be no assurance that such a resolution would not require that the Company pay damages or obtain a license of a third party's proprietary rights.

     Dependence on Contract Developers. The Company currently subcontracts certain aspects of its research and development to outside contractors. There can be no assurance that the Company will be able to manage its contract developers effectively or that these developers will meet the Company's future requirements for timely delivery of high-quality products.


* Denotes forward looking statement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results of Operations."

     Product Liability. The Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in the Company's license agreements may not be effective as a result of existing or future federal, state or local laws or ordinances or unfavorable judicial decisions. Although the Company has not experienced any product liability claims to date, the sale and support of its simulation and optimization software may entail the risk of such claims.* A successful product liability claim brought against the Company in excess of its insurance coverage or outside the scope of such coverage could have a material adverse effect upon the Company's business, operating results and financial condition.


INFLATION

     Inflation has not had a significant impact on the Company's operating results to date, nor does the Company expect it to have a significant impact during 1997.*


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information required by this Item begins on page F-1 and is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with accountants on accounting or financial disclosure matters during the Company's two most recent fiscal years.


* Denotes forward looking statement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results of Operations."

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated by reference from the information contained under the section captioned "ELECTION OF DIRECTORS" and "EXECUTIVE COMPENSATION AND OTHER MATTERS
- Executive Officers" of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year.


ITEM 11. EXECUTIVE COMPENSATION

     Incorporated by reference from the information contained under the section captioned "EXECUTIVE COMPENSATION AND OTHER MATTERS - Executive Compensation" of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference from the information contained under the section captioned "Record Date and Principal Share Ownership" of the Registrant's
Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED ACTIONS

     Incorporated by reference from the information contained under the section captioned "EXECUTIVE COMPENSATION AND OTHER MATTERS - Certain Transactions" of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Documents filed as a part of this report:

         (1)      FINANCIAL STATEMENTS
                  The financial statements listed in the accompanying Index to Consolidated Financial Statements and Schedule are filed as part of this report and incorporated herein by reference.

         (2)      FINANCIAL STATEMENT SCHEDULE
                  The financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Schedule are filed as part of this report and incorporated herein by reference.

         (3)      EXHIBITS
                  The exhibits listed on the accompanying Exhibit index are incorporated herein by reference.


Exhibit No.     Description of Exhibit

3.1    (1)   Amended and Restated Certificate of Incorporation of the
             Registrant, as currently in effect

3.2    (2)   Amended and Restated Bylaws of the Registrant

4.1    (3)   Form of specimen certificate for the Registrant's Common Stock

10.1   (2)   Form of Indemnification Agreement entered into by the Registrant with each of its directors and executive officers

10.2   (2)   401(k) Plan

10.3   (1)   1994 Stock Option Plan and related agreements

10.4   (1)   1996 Stock Plan and related agreements

10.5   (1)   1996 Employee Stock Purchase Plan for U.S. Employees and related agreements

10.6   (1)   1996 Employee Stock Purchase Plan for Non-U.S. Employees and
             related agreements

10.7   (3)   1996 Director Option Plan and related agreements

10.8   (1)   Registration Rights Agreement dated December 17, 1993

10.9   (1)   Standard Office Lease dated September 1, 1992 between the
             Registrant and Brea Partners, as amended

10.10  (1)   Stock Purchase and Investment Agreement dated December 17, 1993 by and among the Registrant, certain shareholders and Northern Trust
             Bank of California, N.A. as Trustee of the Registrant's Employee
             Stock Ownership Plan and Money Purchase Pension Plan

10.11  (2)   Product Development and Marketing Agreement dated July 31, 1991 between the Registrant and Special Analysis and Simulation
             Technology, Ltd.

10.12  (2)   Software License Agreement dated September 1, 1995 between Mobil
             Oil Corporation and the Registrant

10.13  (2)   Software Development and Licensing Agreement dated February 22,
             1996 between Shell Oil Products Company and the Registrant

10.15  (3)   Form of Separation Agreement between the Registrant and each of
             Katherine S. Abrams, Charles R. Harris, Ken Meyers, Daniel T.
             Nichols, Dirk Pfeiffer, Victor Rice and L. Ronald Trepp

21.1   (1)   List of Subsidiaries

23.1         Consent of Deloitte & Touche LLP, independent auditors

24.1         Power of Attorney (included on page 27)

27.1         Financial Data Schedule

------------------
    (1) Incorporated by reference to the Company's Form S-1 filed on August 29, 1996, File Number 333-11017

    (2) Incorporated by reference to the Company's Amendment No. 1 to Form S-1 filed on September 17, 1996, File Number 333-11017

    (3) Incorporated by reference to the Company's Amendment No. 3 to Form S-1 filed on October 17, 1996, File Number 333-11017


(B)     REPORTS ON FORM 8-K

        No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

                                  Simulation Sciences Inc.
                                  (Registrant)


March 18, 1997                    /s/            Charles R. Harris
                                  ----------------------------------------------
                                                 Charles R. Harris
                                        President and Chief Executive Officer

                                POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, Charles R. Harris and L. Ronald Trepp, and each one of them, his attorneys-in-fact and agents, each with the power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities indicated on March 18, 1997.

        Signature                                 Title(s)
        ---------                                 --------

/s/    Charles R. Harris       President and Chief Executive Officer (Principal
----------------------------   Executive Officer) and Director
       Charles R. Harris


/s/     L. Ronald Trepp        Vice President, Finance and Chief Financial
----------------------------   Officer (Principal Financial and
        L. Ronald Trepp        Accounting Officer)


/s/    Narendra K. Gupta       Director
----------------------------
       Narendra K. Gupta


/s/   Walter G. Kortschak      Director
----------------------------
      Walter G. Kortschak

                    SIMULATION SCIENCES INC. AND SUBSIDIARIES

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE



Independent Auditors' Report                                                F-2

Consolidated Balance Sheets as of December 31, 1995 and 1996                F-3

Consolidated Statements of Operations for the years ended
   December 31, 1994, 1995 and 1996                                         F-4

Consolidated Statements of Stockholders' Equity for the years ended
   December 31, 1994, 1995 and 1996                                         F-5

Consolidated Statements of Cash Flows for the years ended
   December 31, 1995 and 1996                                               F-6

Notes to Consolidated Financial Statements                                  F-7

Schedule II - Valuation and Qualifying Accounts                             S-1

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders of
Simulation Sciences Inc.:

     We have audited the accompanying consolidated balance sheets of Simulation Sciences Inc. and subsidiaries (the Company) as of December 31, 1995 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Simulation Sciences Inc. and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Costa Mesa, California
February 7, 1997

                    SIMULATION SCIENCES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                         December 31,
                                                                                ------------------------------
                                                                                    1995              1996
                                                                                -----------        -----------
                                    ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                   $ 5,442,283        $26,320,519
    Short-term investments                                                           14,531
    Accounts receivable, less allowance for doubtful accounts of
        $456,387 and $722,036 at December 31, 1995 and 1996, respectively         8,869,483          8,981,299
    Unbilled accounts receivable                                                    250,514          3,671,677
    Income taxes refund receivable                                                  968,552
    Deferred income taxes                                                         2,170,741          2,930,073
    Prepaid expenses and other current assets                                       411,760            379,122
                                                                                -----------        -----------
        Total current assets                                                     18,127,864         42,282,690
LONG-TERM INSTALLMENTS RECEIVABLE, net of unamortized
    discount of $1,045,184 at December 31, 1996                                                      5,126,866
PROPERTY AND EQUIPMENT
    Computer equipment and programs                                               4,126,674          6,073,879
    Furniture and fixtures                                                        3,171,422          3,885,485
                                                                                -----------        -----------
                                                                                  7,298,096          9,959,364
    Less accumulated depreciation                                                (4,956,783)        (5,914,287)
                                                                                -----------        -----------
        Property and equipment, net                                               2,341,313          4,045,077
OTHER ASSETS                                                                        552,014          1,568,488
DEFERRED INCOME TAXES                                                               533,191            174,656
                                                                                -----------        -----------
                                                                                $21,554,382        $53,197,777
                                                                                ===========        ===========
                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                            $ 1,401,529        $ 1,901,847
    Accrued vacation and bonus payable                                            1,103,794          1,564,603
    Other accrued liabilities                                                     2,345,523          3,732,078
    Income taxes payable                                                          1,087,698          2,083,664
    Deferred revenue                                                              5,774,225          5,096,380
                                                                                -----------        -----------
        Total current liabilities                                                11,712,769         14,378,572
COMMITMENTS
SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK,
    $.001 par value; 5,000,000 shares authorized, 1,666,668 and 0 shares
    issued and outstanding at December 31, 1995 and 1996, respectively            4,802,120
STOCKHOLDERS' EQUITY
    Common stock - $.001 par value; 30,000,000 shares authorized;
        5,000,001 and 9,987,340 shares issued and outstanding at
        December 31, 1995 and 1996, respectively                                      5,000              9,987
    Additional paid-in capital                                                    1,470,402         32,552,964
    Retained earnings                                                             3,564,091          6,256,254
                                                                                -----------        -----------
        Total stockholders' equity                                                5,039,493         38,819,205
                                                                                -----------        -----------
                                                                                $21,554,382        $53,197,777
                                                                                ===========        ===========

          See accompanying notes to consolidated financial statements.

                    SIMULATION SCIENCES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                             YEAR ENDED DECEMBER 31,
                                                                ------------------------------------------------
                                                                    1994               1995             1996
                                                                -----------        -----------       -----------
Revenue
     Software license revenue                                   $25,608,641        $29,888,672       $43,561,069
     Services and other revenue                                   2,643,523          3,230,639         3,342,314
                                                                -----------        -----------       -----------
        Total revenue                                            28,252,164         33,119,311        46,903,383
Cost of revenue
     Cost of software license revenue                             3,989,665          3,509,514         4,275,169
     Cost of services and other revenue                           2,697,857          3,250,878         2,653,021
                                                                -----------        -----------       -----------
        Total cost of revenue                                     6,687,522          6,760,392         6,928,190
                                                                -----------        -----------       -----------
Gross profit                                                     21,564,642         26,358,919        39,975,193
Operating expenses
     Sales and marketing                                         10,473,325         11,662,381        16,571,770
     Research and development                                     9,633,982          8,621,381        12,171,729
     General and administrative                                   3,858,002          3,868,506         7,048,089
                                                                -----------        -----------       -----------
        Total operating expenses                                 23,965,309         24,152,268        35,791,588
                                                                -----------        -----------       -----------
Income (loss) from operations                                    (2,400,667)         2,206,651         4,183,605
Interest and other income                                           193,247             99,905           458,058
                                                                -----------        -----------       -----------
Income (loss) before provision (benefit) for income taxes        (2,207,420)         2,306,556         4,641,663
Provision (benefit) for income taxes                               (565,343)           951,872         1,949,500
                                                                -----------        -----------       -----------
Net income (loss)                                               $(1,642,077)       $ 1,354,684       $ 2,692,163
                                                                ===========        ===========       ===========

Pro forma and net income per share                                                 $      0.19       $      0.32
                                                                                   ===========       ===========

Pro forma and weighted average common shares                                         7,017,628         8,347,054
                                                                                   ===========       ===========

          See accompanying notes to consolidated financial statements.

                    SIMULATION SCIENCES INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                            COMMON STOCK           ADDITIONAL                       TOTAL
                                                        -------------------         PAID-IN         RETAINED     STOCKHOLDERS'
                                                          SHARES     AMOUNT         CAPITAL         EARNINGS        EQUITY
                                                        ---------    ------       -----------     -----------    -----------
Balances as of January 1, 1994                          5,000,001    $5,000       $ 1,470,402     $ 3,851,484    $ 5,326,886

    Net loss                                                                                       (1,642,077)    (1,642,077)
                                                        ---------    ------       -----------     -----------    -----------

Balances as of December 31, 1994                        5,000,001     5,000         1,470,402       2,209,407      3,684,809

    Net income                                                                                      1,354,684      1,354,684
                                                        ---------    ------       -----------     -----------    -----------

Balances as of December 31, 1995                        5,000,001     5,000         1,470,402       3,564,091      5,039,493

    Issuance of common stock in a public offering       3,248,866     3,249        25,939,760                     25,943,009
    Conversion of preferred stock to common stock       1,666,668     1,666         4,800,454                      4,802,120
    Common stock option exercises                          71,805        72           195,262                        195,334
    Tax benefit related to stock option exercises                                     147,086                        147,086
    Net income                                                                                      2,692,163      2,692,163
                                                        ---------    ------       -----------     -----------    -----------

Balances as of December 31, 1996                        9,987,340    $9,987       $32,552,964     $ 6,256,254    $38,819,205
                                                        =========    ======       ===========     ===========    ===========

          See accompanying notes to consolidated financial statements.

                    SIMULATION SCIENCES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                                        YEAR ENDED DECEMBER 31,
                                                                           -------------------------------------------------
                                                                               1994               1995               1996
                                                                           -----------        -----------        -----------
Cash flows from operating activities:
     Net income (loss)                                                     $(1,642,077)       $ 1,354,684        $ 2,692,163
     Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
        Depreciation and amortization                                          885,005            693,060            957,504
        Provision for doubtful accounts                                        120,404             28,443            478,169
        Deferred income taxes                                               (1,014,737)          (351,973)          (400,797)
        Change in operating assets and liabilities:
            Short-term investments                                                                                    14,531
            Accounts receivable                                             (1,469,055)        (3,050,245)          (589,985)
            Unbilled accounts receivable                                       298,515             29,050         (3,421,163)
            Income taxes refund receivable                                    (713,889)          (254,663)           968,552
            Prepaid expenses and other current assets                          (15,958)           (53,195)            32,638
            Other assets                                                         6,303           (209,403)        (1,016,474)
            Long-term installments receivable                                                                     (5,126,866)
            Accounts payable                                                   102,361            276,784            500,318
            Accrued vacation and bonus payable                                  84,379            551,528            460,809
            Other accrued liabilities                                          426,440            667,324          1,386,555
            Accrued employee stock ownership plan contribution                (487,675)
            Income taxes payable                                              (128,595)           582,831            995,966
            Deferred revenue                                                 1,032,564          2,361,677           (677,845)
                                                                           -----------        -----------        -----------
                Net cash provided by (used in) operating activities         (2,516,015)         2,625,902         (2,745,925)

Cash flow from investing activities:
     Purchases of property and equipment                                    (1,316,582)        (1,227,460)        (2,661,268)
     Proceeds from disposition of property and equipment                       578,471             38,024
     Purchases of marketable securities                                       (100,000)
     Proceeds from sale of marketable securities                               609,022            100,000
     Proceeds from officers' life insurance policies                           583,379
                                                                           -----------        -----------        -----------
                Net cash provided by (used in) investing activities            354,290         (1,089,436)        (2,661,268)

Cash flow from financing activities:
     Issuance of common stock in a public offering                                                                25,943,009
     Proceeds from stock option exercises                                                                            195,334
     Tax benefit related to stock option exercises                                                                   147,086
                                                                           -----------        -----------        -----------
                Net cash provided by financing activities                           --                 --         26,285,429
                                                                           -----------        -----------        -----------

                Net increase (decrease) in cash and cash equivalents        (2,161,725)         1,536,466         20,878,236
Cash and cash equivalents at beginning of period                             6,067,542          3,905,817          5,442,283
                                                                           -----------        -----------        -----------
Cash and cash equivalents at end of period                                 $ 3,905,817        $ 5,442,283        $26,320,519
                                                                           ===========        ===========        ===========

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
        Income taxes                                                       $   453,460        $   270,142        $   874,446
                                                                           ===========        ===========        ===========


          See accompanying notes to consolidated financial statements.

                    SIMULATION SCIENCES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     General and Nature of Operations -- Simulation Sciences Inc. is engaged primarily in the development and marketing of computer software for simulation applications primarily for the oil refinery and chemical industries all over the world. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and losses have approximated management's expectations. The accompanying consolidated financial statements include the accounts of Simulation Sciences Inc. and its wholly owned subsidiaries in Japan, Venezuela, Germany, Singapore and the United Kingdom (collectively, the Company). All significant intercompany transactions and balances have been eliminated.

     Cash Equivalents -- Cash equivalents represent highly liquid investments purchased with an original maturity date of three months or less.

     Fair Value of Financial Instruments -- The recorded amounts of cash and cash equivalents, investment securities, accounts receivable and accounts payable at December 31, 1995 and 1996 approximate fair value in accordance with Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments (SFAS No. 107), due to the relatively short period of time between origination of the instruments and their expected realization.

     Long-Term Installments Receivable -- Long-term installments receivable represent the present value of future payments under noncancelable license agreements which provide for payments in installments typically over a one- to five-year period. A portion of the revenue from each installment payment is recognized as interest income in the accompanying consolidated statements of operations. The present value interest rate in effect during 1996 was 8%.

     Property and Equipment -- Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets, generally three to five years.

     Other Assets -- Included in other assets at December 31, 1996 is purchased research and development costs of $1,250,000. The Company has acquired the right to use certain technology from a third party and intends to incorporate such technology into a product which is presently under development.

     Long-Lived Assets -- The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS No. 121). In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred.

     Software Development Costs -- Development costs related to new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs would be capitalized in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed (SFAS No. 86). Because the Company believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no costs have been capitalized as of December 31, 1995 or 1996.

     Revenue Recognition -- The Company recognizes revenue from product licensing agreements in accordance with American Institute of Certified Public Accountants Statement of Position No. 91-1, Software Revenue Recognition (SOP 91-1). SOP 91-1 generally requires recognition of license revenue upon shipment or renewal

                    SIMULATION SCIENCES INC. AND SUBSIDIARIES and recognition of revenue for maintenance and customer support ratably over the life of the contract. However, if license fees and maintenance and customer support charges are not separately identified, then all revenue from the contract must be recognized ratably over its life. More than 95% of the Company's license contracts entered into before 1996 did not separately identify both software license fees and charges for customer support obligations. As a result, the Company recognized revenue from these contracts ratably over the term of such contracts in accordance with SOP 91-1 ("Ratable Revenue"). The remaining contracts identified the cost of maintenance and the license fee separately and, under SOP 91-1, the Company recognized revenue from the license portion of the contracts upon shipment or renewal ("License Revenue") and from the service portion of the contracts ratably over their respective terms. Accordingly, the revenue recognized under a contract resulting in License Revenue recognition will be higher in the quarter of shipment or renewal, and lower in later quarters, than that recognized under a contract resulting in Ratable Revenue recognition. In 1996, the Company began increasing the number of contracts for new and renewing customers that separately identify software license fees and customer support charges, resulting in recognition of License Revenue on an increased portion of contracts.

     Revenues from software product sales are recognized upon shipment of the products to customers, and revenues from related customer software support programs are recognized ratably over terms specified in the sale agreement. The Company accounts for insignificant vendor obligations by deferring a portion of the revenue and recognizing it either ratably as the obligations are fulfilled or when the related services are performed.

     Service revenues from fixed-price contracts are recognized on the percentage-of-completion method, measured by the percentage of costs (primarily labor) incurred to date as compared to the estimated total costs (primarily labor) for each contract. When a loss is anticipated on a contract, the full amount thereof is provided currently. Service revenues from time and expense contracts and consulting and training revenue are recognized as the related services are performed. Billings that have been recorded before the services have been performed, and services that have been performed but for which billings have not been made, are recorded net, as unearned revenue in the accompanying consolidated balance sheets.

     Income Taxes -- The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109). This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company's financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws.

     Foreign Currency Translation -- In accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation (SFAS No. 52), the United States dollar is considered to be the functional currency for the Company's foreign subsidiaries, and translation adjustments are included in other income in the Company's consolidated statements of operations.

     Pro Forma and Net Income Per Share -- Pro forma net income per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. Weighted average common and common equivalent shares include common shares, warrants to purchase shares of common stock, stock options using the treasury stock method, and the pro forma conversion of all outstanding shares of preferred stock into shares of common stock. Net income per share is computed as described above and includes the actual conversion of the preferred shares into the same number of common shares upon the completion of the Company's initial public offering in October 1996 (Note 3).

     Pursuant to Securities and Exchange Commission Staff Accounting Bulletin Topic 4D, stock options granted during the twelve months prior to the date of the initial filing of the Company's Form S-1 Registration Statement have been included in the calculation of common equivalent shares using the treasury stock method as if they were outstanding for all periods presented.

                    SIMULATION SCIENCES INC. AND SUBSIDIARIES

     Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     Stock-based Compensation -- The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees.

     Concentration of Revenue in the Petroleum Industry -- The Company derives a substantial majority of its total revenue from software licenses and services to companies in the petroleum industry, which is highly cyclical. Accordingly, the Company's future success is dependent upon the continued demand for process engineering software by companies in the petroleum industry.


2.   REVOLVING LINE OF CREDIT

     At December 31, 1996, the Company had a revolving line of credit with a commercial bank under which it may borrow up to $3.0 million at the bank's prime rate. The agreement, with amendments, expired January 31, 1997, was collateralized by substantially all of the Company's assets and contained certain financial and other covenants. At December 31, 1996, there were no borrowings outstanding under the agreement. Subsequent to December 31, 1996, the Company renegotiated its revolving line of credit with its bank. The new agreement, which expires March 31, 1999, provides for an unsecured line of credit up to $3,000,000 at the bank's prime rate, and contains certain financial and other covenants.


3.   STOCKHOLDERS' EQUITY

     On December 17, 1993, in a private placement offering, the Company sold 1,666,668 shares of Series A Convertible Preferred Stock ($.001 par value) at a price of $3.00 per share, raising proceeds of $4,802,120, net of offering costs of $197,884. In connection with this offering, the Company also issued warrants to the holders of Series A Convertible Preferred Stock to purchase 438,598 shares of the Company's common stock for $2.85 per share. Such warrants remain outstanding at December 31, 1996.

     On December 17, 1993, the Company repurchased from its stockholders 1,827,940 shares of common stock for $5,000,000. Upon repurchase by the Company, the shares were canceled.

     On October 25, 1996 and November 21, 1996, the Company sold 3,248,866 shares, including overallotment, of its Common Stock in its initial public offering and raised net proceeds of $25,943,009. The 1,666,668 shares of Series A Convertible Preferred Stock were converted into the same number of shares of Common Stock at the initial public offering. No dividends were declared on the Convertible Preferred Stock.

     Stock Option Plans -- The Company currently has three fixed price stock option plans which reserve shares of common stock for issuance to key employees and directors: the 1994 Stock Option Plan (1994 Plan), the 1996 Stock Option Plan (1996 Plan) and the 1996 Director Option Plan (1996 Director Plan).

      The 1994 Plan provides for the granting up to 1,666,667 options to purchase common stock of the Company at a price at least equal to the market price as of the date of grant. The nonstatutory options are to be issued to key employees and directors as determined by the Company's Board of Directors. Such options vest ratably over five

                    SIMULATION SCIENCES INC. AND SUBSIDIARIES years and expire ten years from date of grant. At December 31, 1996 there were 203,055 shares available for grant under the 1994 Plan.

     The 1996 Plan provides for the granting to employees of incentive stock options and for the granting to employees and consultants of nonstatutory stock options and stock purchase rights ("SPRs"). The 1996 Plan may be administered by the Board of Directors or a committee of the Board. A total of 1,000,000 shares of Common Stock is currently reserved for issuance under the 1996 Plan. The exercise price of the options must be at least equal to the market price at the date of grant. Such options vest ratably over four years and expire ten years from date of grant. Unless terminated sooner, the 1996 Plan will terminate automatically in May 2006. At December 31, 1996, there were 927,000 shares available for grant under the 1996 Plan.

     The 1996 Director Plan provides for the automatic granting of an option for 20,000 shares of Common Stock (First Option) to each non-employee director on the earlier of: (i) the effective date of the Director Plan, or (ii) the date on which the person first becomes a non-employee director, unless immediately prior to becoming a non-employee director, such person was a director of the Company. After the First Option is granted to the non-employee director, he or she shall automatically be granted an option to purchase 5,000 shares (Subsequent Option) each year on the date of the annual stockholders' meeting of the Company at which such non-employee director is re-elected as a director, if on such date he or she shall have served on the Board for at least six months. The Company has reserved 125,000 shares of Common Stock for issuance under the 1996 Director Plan. The exercise price of the options must be at least equal to the market price at the date of grant. Such options vest ratably over four years and expire ten years from date of grant. As of December 31, 1996, there was no activity under the 1996 Director Plan.

     The following table summarizes activity under the Company's 1994 Plan and 1996 Plan:


                                                                        NUMBER OF
                                     NUMBER OF         PRICE             OPTIONS
                                      SHARES         PER SHARE         EXERCISABLE
                                    ----------------------------------------------
Balance, January 1, 1994                    --                   --
     Granted                           500,667               $ 2.73
                                    -------------------------------
Balance, December 31, 1994             500,667                 2.73          --
     Granted                           585,000                 2.67
     Canceled                         (171,667)                2.73
                                    -------------------------------
Balance, December 31, 1995             914,000        2.67 -   2.73      65,800
     Granted                           724,333        5.37 -  10.38
     Exercised                         (71,805)       2.67 -   2.73
     Canceled                         (101,716)       2.67 -   6.30
                                    -------------------------------
Balance, December 31, 1996           1,464,812       $2.67 - $10.38     193,137
                                    ===============================

                    SIMULATION SCIENCES INC. AND SUBSIDIARIES

     The following table summarizes other information regarding stock options outstanding at December 31, 1996:

                                      OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                          -----------------------------------------         -------------------------
                                           WEIGHTED
                                            AVERAGE        WEIGHTED                          WEIGHTED
      RANGE OF               NUMBER        REMAINING        AVERAGE           NUMBER          AVERAGE
      EXERCISE            OUTSTANDING     CONTRACTUAL      EXERCISE         EXERCISABLE      EXERCISE
       PRICES             AT 12/31/96        LIFE           PRICES          AT 12/31/96       PRICES
-----------------         -----------------------------------------         -------------------------
$2.67  to  $ 2.73            753,826             8           $2.69           193,137           $2.70
$5.37  to  $ 6.30            492,654             9            6.24
$7.50  to  $10.38            218,332            10            8.46
                           ---------                                         -------
                           1,464,812                                         193,137
                           =========                                         =======

     1996 Employee Stock Purchase Plans (1996 ESPP) -- The U.S. 1996 ESPP permits eligible employees to acquire shares of the Company's common stock at 85% of the lower of the fair market value of the Common Stock at the beginning or at the end of each offering period through payroll deductions of up to 10% of an employee's compensation (excluding bonuses and incentive compensation), up to a maximum of $20,000 per year. The plan has two six-month offering periods each year beginning on the first trading day on or after January 1 and July 1, respectively, and terminates in 2006. The Foreign 1996 ESPP contains terms similar to those of the U.S. 1996 ESPP. A total of 200,000 shares have been approved for grant under the 1996 ESPP. As of December 31, 1996, no shares of common stock have been purchased under the plan. At December 31, 1996, the Company had a liability of $183,509 recorded in connection with the future purchase of common stock under the plan.

     As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

     Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS No. 123) requires the disclosure of pro forma net income per share and earnings per share had the Company adopted the fair value method as of the beginning of 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted-average assumptions: no dividend yield, expected volatility of 1.7%, risk free interest rate of 6.2%, and expected lives of 5 years. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1995 and 1996 awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been $1,329,519 ($0.19 per share) in 1995 and $2,550,205 ($0.31 per share) in 1996.

     Stock Split -- On May 2, 1996, the Company's Board of Directors approved a 1-for-3 reverse stock split of the Company's common stock, which was effected in October 1996. All share, per share and conversion amounts relating to common stock, preferred stock, warrants and stock options included in the accompanying consolidated financial statements and footnotes have been restated to reflect the stock split for all periods presented.

                    SIMULATION SCIENCES INC. AND SUBSIDIARIES

Reincorporation -- The Company reincorporated in the State of Delaware in September 1996.

     In 1993, the Company had a profit sharing plan and a defined contribution money purchase pension plan covering substantially all employees. Both plans were combined in an employee stock ownership plan (the "ESOP"). On January 1, 1994, the ESOP was amended and restated to provide for the combination of the plans into a 401(k) plan. The Company matches participating employee (participant) contributions of up to 5% of compensation at rates up to 100%, depending on the participant's compensation. During the years ended December 31, 1994, 1995 and 1996, matching contributions totaled $124,838, $111,092 and $163,472, respectively.


4.   INCOME TAXES

     The provision (benefit) for income taxes consists of the following:

                                               YEAR ENDED DECEMBER 31,
                                 -----------------------------------------------
                                     1994              1995              1996
                                 -----------        ----------        ----------
Current:
     Federal                     $  (561,110)       $  224,311        $  641,190
     State                            78,964           228,876           343,926
     Foreign                         931,540           850,658         1,365,181
                                 -----------        ----------        ----------
                                     449,394         1,303,845         2,350,297
Deferred federal and state        (1,014,737)         (351,973)         (400,797)
                                 -----------        ----------        ----------
                                 $  (565,343)       $  951,872        $1,949,500
                                 ===========        ==========        ==========


     The following summary reconciles the U.S. Federal statutory income tax rate to the Company's effective tax rate:

                                                     YEAR ENDED DECEMBER 31,
                                               ----------------------------------
                                                1994           1995          1996
                                               -----           ----          ----
U.S. Federal statutory rate                    (34.0)%         35.0%         35.0%

Increases (decreases) resulting from:
     State taxes, net of federal benefit        (0.7)           3.9           3.9
     Foreign tax rate differential              10.7            2.2           5.2
     Other                                      (1.6)           0.2          (2.1)
                                               -----           ----          ----
        Effective tax rate                     (25.6) %        41.3%         42.0%
                                               =====           ====          ====

                    SIMULATION SCIENCES INC. AND SUBSIDIARIES

     The Company provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting purposes and income tax purposes. The income tax effects of these temporary differences representing significant portions of the deferred tax assets and liabilities are as follows:

                                                YEAR ENDED DECEMBER 31,
                                             ----------------------------
                                                1995              1996
                                             ----------        ----------
Deferred tax assets:
     Deferred revenues                       $1,968,207        $1,953,241
     Depreciable assets                                           106,415
     Accrued expenses and reserves              737,158         1,028,985
     Tax credit carryforwards                   338,333            68,240
                                             ----------        ----------
        Total deferred tax assets             3,043,698         3,156,881
                                             ----------        ----------

Deferred Tax Liabilities:
     Depreciable assets                        (191,246)
     Deferred state taxes                      (134,950)          (52,152)
     Other                                      (13,570)
                                             ----------        ----------
        Total deferred tax liabilities         (339,766)          (52,152)
                                             ----------        ----------

            Net deferred tax assets          $2,703,932        $3,104,729
                                             ==========        ==========

5.   COMMITMENTS

     As of December 31, 1996, the Company has various operating lease commitments expiring through 2008 for office space and rental equipment, as follows:

Year ending December 31:
      1997                   $ 1,958,236
      1998                     1,876,808
      1999                     1,381,007
      2000                     1,152,327
      2001                       796,857
Thereafter                     4,894,355
                             -----------
                             $12,059,590
                             ===========

     Rent expense was $1,832,491, $1,828,365 and $2,012,297 for the years ended December 31, 1994, 1995 and 1996, respectively. Certain stockholders of the Company, in connection with their involvement in a partnership, acquired a 44% interest in the Company's main office facility in October 1992. Total rent expense incurred by the Company to such partnership amounted to $425,020, $482,973 and $602,830 for the years ended December 31, 1994, 1995 and 1996, respectively. The Company's lease with the partnership expires in 2008.

     The Company is not currently subject to any legal actions that are expected to have a material adverse effect on the Company's business, operating results or financial condition.

                    SIMULATION SCIENCES INC. AND SUBSIDIARIES

6.   GEOGRAPHICAL INFORMATION

     Revenue, income (loss) before income taxes and identifiable assets are as follows:

                                                 YEAR ENDED DECEMBER 31,
                                  -------------------------------------------------
                                     1994               1995               1996
                                  -----------        -----------        -----------
Revenue:
  North America                   $10,261,017        $11,095,791        $14,991,650
  Europe/Middle East/Africa         9,726,969         11,416,180         16,396,830
  Japan                             3,994,161          5,109,689          7,860,232
  Pacific Rim                       2,659,705          3,483,784          4,294,605
  Other *                           1,610,312          2,013,867          3,360,066
                                  -----------        -----------        -----------
                                  $28,252,164        $33,119,311        $46,903,383
                                  ===========        ===========        ===========

Income (loss) before taxes:
  United States                   $(2,635,451)       $ 1,474,826        $ 3,101,383
  Japan                               194,170            282,149          1,176,915
  Other                               233,861            549,581            363,365
                                  -----------        -----------        -----------
                                  $(2,207,420)       $ 2,306,556        $ 4,641,663
                                  ===========        ===========        ===========

Assets:
  United States                   $15,316,479        $20,419,549        $51,861,721
  Japan                             2,088,026          2,049,995          1,472,848
  Other                               442,366            858,925          1,906,522
  Eliminations                     (1,554,338)        (1,774,087)        (2,043,314)
                                  -----------        -----------        -----------
                                  $16,292,533        $21,554,382        $53,197,777
                                  ===========        ===========        ===========

*  Consists primarily of sales into Latin American countries.

                    SIMULATION SCIENCES INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                   BALANCE AT     CHARGED TO                      BALANCE AT
                                   BEGINNING       COSTS AND                         END
           DESCRIPTION             OF PERIOD       EXPENSES       DEDUCTIONS      OF PERIOD
--------------------------------------------------------------------------------------------
Allowance for Doubtful Accounts:

December 31, 1994                  $307,540        $120,404      $      --         $427,944

December 31, 1995                   427,944          28,443             --          456,387

December 31, 1996                   456,387         478,169       (212,520)         722,036