Form 10-Q
period 1997-03-31
SIMULATION SCIENCES INC
filed 1997-05-05
CIK 1013795

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

       The registrant had 10,683,707 shares of common stock outstanding as of April 30, 1997.

                    SIMULATION SCIENCES INC. AND SUBSIDIARIES

                                      INDEX


                                                                                       PAGE NUMBER
PART I.  FINANCIAL INFORMATION

       Item 1. Financial Statements:
               Consolidated Balance Sheets -
               December 31, 1996 and March 31, 1997 (Unaudited)                               3

               Consolidated Statements of Operations (Unaudited) -
               Three Months Ended March 31, 1996 and 1997                                     4

               Consolidated Statements of Cash Flows (Unaudited) -
               Three Months Ended March 31, 1996 and 1997                                     5

               Notes to Unaudited Consolidated Financial Statements                           6

       Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                            8


PART II.  OTHER INFORMATION

       Item 6. Exhibits and Reports on Form 8-K                                              15

                         PART I - FINANCIAL INFORMATION

                    SIMULATION SCIENCES INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                DECEMBER 31,        MARCH 31,
                                                                     1996             1997
                                                               --------------    --------------
                                                                                   (UNAUDITED)
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                  $   26,320,519    $   19,380,625
    Accounts receivable, less allowance
        for doubtful accounts of $722,036 and
        $821,127 at December 31, 1996
        and March 31, 1997                                          8,981,299         8,898,527
    Unbilled accounts receivable                                    3,671,677         6,090,501
    Deferred income taxes                                           2,930,073         2,930,073
    Prepaid expenses and other current assets                         379,122           386,811
                                                               --------------    --------------
        Total current assets                                       42,282,690        37,686,537
LONG-TERM INSTALLMENTS RECEIVABLE, net of
    unamortized discount of $1,045,184
    and $1,385,078 at December 31, 1996
    and March 31, 1997                                              5,126,866         6,940,335
PROPERTY AND EQUIPMENT
    Computer equipment and programs                                 6,073,879         6,394,409
    Furniture and fixtures                                          3,885,485         3,977,004
                                                               --------------    --------------
                                                                    9,959,364        10,371,413
    Less accumulated depreciation                                  (5,914,287)       (6,317,387)
                                                               --------------    --------------
        Property and equipment, net                                 4,045,077         4,054,026
GOODWILL                                                                              1,165,205
OTHER ASSETS                                                        1,568,488         1,764,211
DEFERRED INCOME TAXES                                                 174,656           174,656
                                                               --------------    --------------
                                                               $   53,197,777    $   51,784,970
                                                               ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                           $    1,901,847    $    1,317,035
    Accrued vacation and bonus payable                              1,564,603         1,209,729
    Other accrued liabilities                                       3,732,078         4,048,121
    Income taxes payable                                            2,083,664         1,821,792
    Deferred revenue                                                5,096,380         4,337,494
                                                               --------------    --------------
        Total current liabilities                                  14,378,572        12,734,171
COMMITMENTS
STOCKHOLDERS' EQUITY
    Common stock -- $.001 par value; 30,000,000
        shares authorized; 9,987,340 and
        10,668,328 shares issued and outstanding at
        December 31, 1996 and March 31, 1997                            9,987            10,668
    Additional paid-in capital                                     32,552,964        36,507,875
    Retained earnings                                               6,256,254         2,532,256
                                                               --------------    --------------
        Total stockholders' equity                                 38,819,205        39,050,799
                                                               --------------    --------------
                                                               $   53,197,777    $   51,784,970
                                                               ==============    ==============



          See accompanying notes to consolidated financial statements.

                    SIMULATION SCIENCES INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                    MARCH 31,
                                                        -------------------------------
                                                             1996             1997
                                                        --------------   --------------
Revenue
    Software license revenue                            $    8,941,932   $   12,697,119
    Services and other revenue                               1,085,997          938,175
                                                        --------------   --------------
       Total revenue                                        10,027,929       13,635,294
Cost of revenue
    Cost of software license revenue                         1,017,015          904,510
    Cost of services and other revenue                         872,961          846,457
                                                        --------------   --------------
       Total cost of revenue                                 1,889,976        1,750,967
                                                        --------------   --------------
Gross profit                                                 8,137,953       11,884,327
Operating expenses
    Sales and marketing                                      3,547,707        4,202,329
    Research and development                                 2,699,155        3,420,206
    General and administrative                               1,467,310        2,161,454
    In-process research and development                                       5,200,000
                                                        --------------   --------------
       Total operating expenses                              7,714,172       14,983,989
                                                        --------------   --------------
Income (loss) from operations                                  423,781       (3,099,662)
Interest and other income                                       28,167          444,494
                                                        --------------   --------------
Income (loss) before provision for income taxes                451,948       (2,655,168)
Provision for income taxes                                     185,408        1,068,830
                                                        --------------   --------------
Net income (loss)                                       $      266,540   $   (3,723,998)
                                                        ==============   ==============
Pro forma and net income (loss) per share               $         0.03   $        (0.35)
                                                        ==============   ==============
Pro forma and weighted average common shares                 7,764,970       10,506,939
                                                        ==============   ==============

          See accompanying notes to consolidated financial statements.

                    SIMULATION SCIENCES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                   --------------------------------
                                                                        1996              1997
                                                                   --------------    --------------
Cash flows from operating activities:
     Net income (loss)                                             $      266,540    $   (3,723,998)
     Adjustments to reconcile net income (loss) to net cash
       used in operating activities:
        Depreciation and amortization                                     173,225           403,100
        Provision for doubtful accounts                                   147,791           100,000
        In-process research and development                                               5,200,000
        Change in operating assets and liabilities,
          net of the effect of acquisitions:
            Accounts receivable                                           205,337           103,958
            Unbilled accounts receivable                                 (104,135)       (2,418,824)
            Income taxes receivable                                       555,634
            Prepaid expenses and other current assets                    (245,116)           (7,689)
            Other assets                                               (1,127,709)          (67,723)
            Long-term installments receivable                          (1,116,104)       (1,813,469)
            Accounts payable                                             (560,399)         (584,812)
            Accrued vacation and bonus payable                           (234,172)         (354,874)
            Other accrued liabilities                                     464,844           316,043
            Income taxes payable                                          (76,831)         (261,872)
            Deferred revenue                                             (327,510)         (758,886)
                                                                   --------------    --------------
               Net cash used in operating activities                   (1,978,605)       (3,869,046)

Cash flow from investing activities:
     Purchases of property and equipment                                 (596,310)         (360,940)
     Acquisition of certain assets                                                       (2,755,500)
                                                                   --------------    --------------
               Net cash used in investing activities                     (596,310)       (3,116,440)

Cash flow from financing activities:
     Proceeds from stock option exercises                                                    45,592
                                                                   --------------    --------------
               Net cash provided by financing activities                       --            45,592
                                                                   --------------    --------------

               Net decrease in cash and cash equivalents               (2,574,915)       (6,939,894)
Cash and cash equivalents at beginning of period                        5,442,283        26,320,519
                                                                   --------------    --------------
Cash and cash equivalents at end of period                         $    2,867,368    $   19,380,625
                                                                   ==============    ==============

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
        Income taxes                                               $      120,109    $      969,760
                                                                   ==============    ==============

Supplemental disclosures related to acquisitions:
     In March 1997, the Company acquired certain
     assets of other companies as described in
     Note 4. These acquisitions are summarized
     as follows:
        In-process research and development                                          $    5,200,000
        Fair value of assets acquired                                                       300,295
        Goodwill                                                                          1,165,205
        Common stock issued                                                               3,910,000
        Cash paid                                                                         2,755,500

          See accompanying notes to consolidated financial statements.

                    SIMULATION SCIENCES INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

        The consolidated balance sheet as of March 31, 1997 and the related consolidated statements of operations and cash flows for the three month periods ended March 31, 1997 and 1996 are unaudited and in the opinion of management contain all necessary adjustments, consisting of normal recurring adjustments, for a fair presentation of such financial information. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 1996 Report on Form 10-K filed with the Securities and Exchange Commission. Interim results are not necessarily indicative of results for a full year.

        The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited financial statements and notes for the year ended December 31, 1996.

2.  PRO FORMA AND NET INCOME (LOSS) PER SHARE

    Pro forma net income (loss) per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. Weighted average common and common equivalent shares include common shares, warrants to purchase shares of common stock, stock options using the treasury stock method, and the pro forma conversion of all outstanding shares of preferred stock into shares of common stock. Net income per share is computed as described above and includes the actual conversion of the preferred shares into the same number of common shares upon the completion of the Company's initial public offering in October 1996.

    Pursuant to Securities and Exchange Commission Staff Accounting Bulletin Topic 4D, stock options granted during the twelve months prior to the date of the initial filing of the Company's Form S-1 Registration Statement have been included in the calculation of common equivalent shares using the treasury stock method as if they were outstanding for all periods presented.

    The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No.128, Earnings per Share (SFAS No. 128), which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption is not permitted. It is not expected that the adoption of SFAS No. 128 will have a material impact on earnings per share for the periods presented.

3.  STOCK PLANS

        Stock Option Plans - The following table summarizes stock option activity under the 1994 and 1996 Stock Option Plans for the three months ended March 31, 1997:

                                                                   NUMBER OF
                             NUMBER OF           PRICE              OPTIONS
                              SHARES           PER SHARE          EXERCISABLE
                           -----------     ------------------    ------------
Balance, January 1, 1997     1,464,812       $ 2.67 - $10.38          193,137
     Granted                    28,000        11.75 -  16.25
     Exercised                 (16,765)        2.67 -   2.73
     Canceled                  (25,599)        2.67 -  16.25
                           -----------     -----------------
Balance, March 31, 1997      1,450,448         2.67 - $16.25          332,598
                           ===========     =================

        As of March 31, 1997, there was no activity under the 1996 Director
Plan.

                    SIMULATION SCIENCES INC. AND SUBSIDIARIES

        Employee Stock Purchase Plans - As of March 31, 1997, no shares of common stock have been purchased under the Company's 1996 Employee Stock Purchase Plans. At March 31, 1997, the Company had a liability of $439,606 recorded in connection with the future purchase of common stock under the plan.

4.  ACQUISITIONS

        In March 1997 the Company purchased substantially all of the assets of Visual Solutions, Inc. for $5.7 million, including acquisition costs, consisting of $1.8 million in cash and $3.9 million in common stock of the Company. Visual Solutions, Inc. is a privately held Texas corporation providing commercial simulation software and related services to the process industries. The acquisition was accounted for under the purchase method of accounting and the purchase price was allocated to in-process research and development, goodwill, purchased technology, accounts receivable and computer equipment. The purchase price allocated to in-process research and development was charged to the Company's operations, resulting in a one-time expense of $5.2 million.

        In addition, in March 1997 the Company acquired substantially all of the assets of Salumunek & Assoc., Inc., for approximately $950,000 in cash, including acquisition costs. Salumunek & Assoc., Inc. is a privately held Texas corporation providing plant performance monitoring software and related services to the process industries. The acquisition was accounted for under the purchase method of accounting and the purchase price was allocated to goodwill and computer equipment.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Simulation Sciences Inc. is a leading provider of commercial simulation software and related services to the petroleum, petrochemical and industrial chemical process industries as well as the engineering and construction firms that support those industries. The Company's Windows-based graphical user interface and simulation software products are designed to increase profitability by reducing capital investment costs, improving yields and enhancing management decision making.

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

    The Company recognizes revenue from product licensing agreements in accordance with the American Institute of Certified Public Accountants Statement of Position No. 91-1, Software Revenue Recognition ("SOP 91-1"). SOP 91-1 generally requires recognition of license revenue upon shipment or renewal and recognition of revenue for maintenance and support ratably over the life of the contract. However, if license fees and maintenance and support charges are not separately identified, then all revenue from the contract must be recognized ratably over its life. More than 95% of the Company's license contracts entered into before 1996 did not separately identify software license fees and charges for maintenance and support obligations. As a result, the Company recognized revenue from these contracts ratably over the terms of such contracts in accordance with SOP 91-1 ("Ratable Revenue"). The remaining contracts identified the cost of the license fee and maintenance and support separately and, under SOP 91-1, the Company recognized revenue from the license portion of the contracts upon shipment or renewal ("License Revenue") and from the maintenance and support portion of such contracts as Ratable Revenue. Accordingly, the revenue recognized under a contract resulting in License Revenue recognition will be higher in the quarter of shipment or renewal, and lower in later quarters, than that recognized under a contract resulting only in Ratable Revenue recognition. In order to more closely conform to industry-standard practices regarding licenses and maintenance agreements, the Company, in 1996, began increasing the number of contracts for new and renewing customers that separately identify software license fees and maintenance and support charges, resulting in recognition of License Revenue on an increased portion of contracts. The Company intends to convert the substantial majority of its contracts to License Revenue terms as new and renewal contracts are executed.* For this reason, the Company does not believe that revenue and results of operations for prior periods will be directly comparable to results for 1996 and future periods. Furthermore, because the Company had only begun to recognize License Revenue during the quarter ending March 31, 1996, the Company does not believe that revenue and results of operations for that period are directly comparable to the results for the quarter ended March 31, 1997. Revenue recognition on certain service offerings is based on percentage of completion and on attainment of project milestones.

-------------------
* Denotes forward looking statement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results of Operations."

A.  RESULTS OF OPERATIONS

        Three Months Ended March 31, 1997 and March 31, 1996

        The following table sets forth certain items in the Company's Consolidated Statements of Operations in absolute dollars and as a percentage of total revenue for the three months ended March 31, 1996 and 1997.

                                                                            THREE MONTHS ENDED MARCH 31,
                                                            ---------------------------------------------------
                                                                     1996                        1997
                                                            -----------------------    ------------------------
                                                              AMOUNT         %           AMOUNT           %
                                                            ----------   ----------    ----------    ----------
                                                                               (in thousands)
Revenue:
     Software license revenue ...........................   $    8,942         89.2%   $   12,697          93.1%
     Services and other revenue .........................        1,086         10.8           938           6.9
                                                            ----------   ----------    ----------    ----------
        Total revenue ...................................       10,028        100.0        13,635         100.0
Cost of revenue:
     Cost of software license revenue ...................        1,017         10.1           905           6.6
     Cost of services and other revenue .................          873          8.7           846           6.2
                                                            ----------   ----------    ----------    ----------
        Total cost of revenue ...........................        1,890         18.8         1,751          12.8
                                                            ----------   ----------    ----------    ----------
Gross profit ............................................        8,138         81.2        11,884          87.2
Operating expenses:
     Sales and marketing ................................        3,548         35.4         4,202          30.8
     Research and development ...........................        2,699         26.9         3,420          25.1
     General and administrative .........................        1,467         14.7         2,162          15.9
     In-process research and development ................                       0.0         5,200          38.1
                                                            ----------   ----------    ----------    ----------
        Total operating expenses ........................        7,714         77.0        14,984         109.9
                                                            ----------   ----------    ----------    ----------
Income (loss) from operations ...........................          424          4.2        (3,100)        (22.7)
Interest and other income ...............................           28          0.3           445           3.2
                                                            ----------   ----------    ----------    ----------
Income (loss) before provision (benefit) for income taxes          452          4.5        (2,655)        (19.5)
Provision (benefit) for income taxes ....................          185          1.8         1,069           7.8
                                                            ----------   ----------    ----------    ----------
Net income (loss) .......................................   $      267          2.7%   $   (3,724)        (27.3)%
                                                            ==========   ==========    ==========    ==========

    Total Revenue. Total revenue increased 36% to $13.6 million for the three months ended March 31, 1997 from $10.0 million for the three months ended March 31, 1996. Software license revenue, which includes revenue from software licenses, maintenance and support fees, increased 42% to $12.7 million for the three months ended March 31, 1997 from $8.9 million for the three months ended March 31, 1996. The increase in software license revenue was primarily attributable to the effect of the change in contract terms, renewals of licenses for higher fees, addition of new products and services to renewing contracts and licenses to new customers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" for a discussion of the change in contract terms. Services and other revenue, which includes integration, ROM, consulting and training services, was $0.9 million and $1.1 million for the three months ended March 31, 1997 and 1996, respectively. The decrease in services and other revenue primarily relates to a decrease in ROM projects.

    Total Cost of Revenue. Total cost of revenue decreased 7% to $1.8 million for the three months ended March 31, 1997 from $1.9 million for the three months ended March 31, 1996. Cost of software license revenue, which includes costs of production and distribution, customer support and maintenance, and royalties, decreased 11% to $0.9 million from $1.0 million for the three months ended March 31, 1997 and 1996, respectively. Cost of software license revenue as a percentage of software license revenue was 7% and 11% in the three months ended March 31, 1997 and 1996, respectively. The decrease in cost of software license revenues in dollars is primarily attributable to the elimination of certain royalty expenses as a result of asset acquisitions concluded by the Company during the quarter ended March 31, 1997. The decrease as a percentage of software license revenues is due primarily to such decrease in dollars and the increase in software license revenues. Cost of services and other revenue, which includes costs of personnel involved in training and project execution, as well as travel, third-party professional fees and related administrative costs, decreased 3% to $0.8 million from $0.9 million for the three months ended March 31, 1997 and 1996, respectively. Cost of services and other revenue as a percentage of services and other revenue increased to 90% from 80% for the three months ended March 31, 1997 and 1996, respectively, primarily due to the fixed nature of a portion of these costs.

    Sales and Marketing. Sales and marketing expenses increased 18% to $4.2 million for the three months ended March 31, 1997 from $3.5 million for the three months ended March 31, 1996. Sales and marketing expenses as a percentage of total revenue were 31% and 35% for the three months ended March 31, 1997 and 1996, respectively. The increase in sales and marketing expenses in dollars was due primarily to an increase in the number of sales and marketing professionals and related hiring expenses. The Company anticipates that sales and marketing expenses will increase in dollars and will fluctuate as a percentage of total revenue in the future.*

    Research and Development. Research and development expenses increased 27% to $3.4 million for the three months ended March 31, 1997 from $2.7 million for the three months ended March 31, 1996. Research and development expenses as a percentage of total revenue were 25% and 27% for the three months ended March 31, 1997 and 1996, respectively. The increase in research and development expenses in dollars was primarily due to an increase in the number of technical professionals, including support staff, and related hiring expenses and third-party contractors involved in the development of a number of planned upgrades and new products. The Company expects to continue to devote substantial resources to its research and development efforts to continue to develop and support the Company's highly complex software products.* Accordingly, the Company anticipates that research and development expenses will increase in dollars and may fluctuate as a percentage of total revenue in the future.*

    General and Administrative. General and administrative expenses increased 47% to $2.2 million for the three months ended March 31, 1997 from $1.5 million for the three months ended March 31, 1996. General and administrative expenses as a percentage of total revenue were 16% and 15% in the three months ended March 31, 1997 and 1996, respectively. The increase in general and administrative expenses in dollars was primarily due to the addition of senior management personnel. The Company believes that its general and administrative expenses will increase in dollars in the future, and may fluctuate as a percentage of total revenue, due in part to the Company's planned expansion in staffing and costs associated with being a publicly held company.*

    In-process Research and Development. In-process research and development expense of $5.2 million for the three months ended March 31, 1997 was related to the acquiring of assets of Visual Solutions, Inc. (see "Notes to Unaudited Consolidated Financial Statements - Note 4").

    Interest and Other Income. Interest and other income increased $417,000 to $445,000 for the three months ended March 31, 1997 from $28,000 for the three months ended March 31, 1996. The increase was primarily attributable to interest income associated with the proceeds received in the Company's initial public offering in the fourth quarter of 1996 and an increase in interest income from the effect of the change in contract terms. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."

    Provision for Income Taxes. The Company's effective tax rate was 42% in each of the three months ended March 31, 1997 and 1996, respectively. The $5.2 million in-process research and development charge was not tax deductible in the current period.

    Net Income (Loss). Net loss was $3.7 million, or $0.35 per share, for the three months ended March 31, 1997 compared to net income of $267,000, or $0.03 per share, for the three months ended March 31, 1996. Excluding the $5.2 million charge for in-process research and development, net income for the three months ended March 31, 1997 would have been $1.5 million, or $0.13 per share.

------------------
* Denotes forward looking statement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results of Operations."

LIQUIDITY AND CAPITAL RESOURCES

    During the past three years, the Company has satisfied its cash needs principally through cash generated from operations, if any, existing cash resources and net proceeds from the Company's initial public offering in October 1996. Cash used in operating activities for the three months ended March 31, 1997 was $3.9 million, which was primarily attributable to increases in unbilled accounts receivable and long-term installments receivable, decreases in deferred revenue, accounts payable and other accrued liabilities, partially offset by income (excluding the $5.2 million in-process research and development charge).

    Cash used in investing activities during the three months ended March 31, 1997 was $3.1 million, which was primarily attributable to the acquisition of certain assets of Visual Solutions, Inc. and Salumunek & Assoc., Inc. (see "Notes to Unaudited Consolidated Financial Statements - Note 4").

    Cash provided from financing activities of $46,000 was due to the exercise of stock options.

    Available sources of funds at March 31, 1997 consisted of $19.4 million in cash and cash equivalents and $3.0 million in an unused revolving line of credit with a commercial bank. At March 31, 1997, the Company had a revolving line of credit with a commercial bank, which expires March 31, 1999, provides for an unsecured line of credit up to $3.0 million at the bank's prime rate, and contains certain financial and other covenants.

    The Company believes that existing cash resources, cash flow from operations, if any, together with the line of credit, will be sufficient to fund the Company's operations during the next 12 months.*

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

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

    Fluctuations in Future Operating Results. The Company's operating results have fluctuated in the past and may fluctuate significantly from quarter to quarter or on an annual basis in the future as a result of a number of factors, including, but not limited to: the size and timing of customer orders; changes in license renewal rates, delays in renewals or failure of existing customers to renew their licenses with the Company when their current licenses expire; the length of the Company's sales cycle; changes in contract terms (including terms affecting the timing of recognition of license revenue) and the rate at which such changes are made; the timing and structure of future acquisitions, if any; level of services and other activity and market success of the Company's service offerings; timing of new product announcements and introductions by the Company and its competitors; the Company's ability to develop, introduce and market new products and product enhancements; market acceptance of the Company's products; deferrals of customer orders in anticipation of new products or product enhancements; the Company's ability to control costs, including the need for, and degree of use of, third-party contractors and the hiring of new employees; the availability of components; political instability in, or trade embargoes with respect to, foreign markets; changes in the Company's management team; and fluctuating economic conditions.*

    The Company's services revenues are typically dependent on a small number of relatively large projects, and therefore, the number, size and timing of services projects may have a significant effect on services revenue in any quarter.* In 1994, the Company experienced delays in the completion of ROM projects that resulted in a material adverse effect on the Company's operating results, and no assurance can be given that the Company will not experience significant fluctuations in the level of services and other activity or delays with respect to ROM or any of its products or services in the future, or that any such fluctuation or delay would not have a material adverse effect on the Company's business, operating results and financial condition.

----------------
* Denotes forward looking statement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results of Operations."

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

    Dependence on Contract Renewals. The Company derives a significant portion of its total revenue from the renewal of license agreements with existing customers. The Company expects contract renewals to account for an increasing portion of the Company's total revenue in the future as the Company increases the number of contracts for renewing customers that result in the recognition of license revenue upon shipment.* There can be no assurance that the Company will be able to maintain its historical renewal rates, and any significant or ongoing decline in renewal rates would have a material adverse effect on the Company's business, operating results and financial condition.

    Need to Achieve Greater Market Penetration. The success of the Company's strategy is dependent upon increased market acceptance of commercial simulation software in general, and of the Company's software products and services in particular, in the process industries. In recent periods, the Company has increased sales and marketing expenditures, and the Company expects to continue to increase such expenditures in future periods, in an effort to achieve greater market penetration in the process industries.* If the Company fails to increase market acceptance of its products, or if the Company's sales and marketing efforts do not result in a corresponding increase in total revenue through greater market penetration, the Company's operating margins and opportunity for future growth would be substantially restricted and therefore could have a material adverse effect on the Company's business, operating results and financial condition.

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

----------------
* Denotes forward looking statement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results of Operations."

    Past and Future Acquisitions. The Company in recent periods has concluded a number of asset acquisitions. Although the Company does not anticipate that the integration of the acquired assets will adversely affect its operating results, such integration will involve the assimilation of conflicting operations and products, which will divert the attention of the Company's management team and may have a material adverse effect on the Company's operating results in future quarters. The Company may make additional acquisitions in the future, although there can be no assurance that suitable companies, divisions or products will be available for acquisition.* Such acquisitions entail numerous risks, including an inability to successfully assimilate acquired operations and products, diversion of management's attention, difficulties and uncertainties in transitioning the business relationships from the acquired entity to the Company and loss of key employees of acquired companies. In addition, future acquisitions by the Company may result in dilutive issuances of equity securities, the incurrence of debt, large one-time expenses, and the creation of goodwill or other intangible assets that could result in significant amortization expense. Any one or more of these factors could have a material adverse effect on the Company's business, operating results and financial condition.

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

    Dependence on Strategic Relationships. The Company is dependent in part on a number of strategic alliances for the joint development and marketing of its products. For example, the Company has entered into a number of strategic alliances with respect to its core products, new products and product enhancements, including a development arrangement with Strategic Analysis and Simulation Technology, Ltd. with respect to PROTISS; a development arrangement with Mobil Oil Corporation with respect to NETOPT; a joint development arrangement with Shell Oil Company with respect to ROMeo; and a development and marketing agreement with IFP, ELF and TOTAL with respect to PIPEPHASE-TACITE. The Company also has entered into cooperation agreements with Fluor Daniel, IBM and SAP AG. Failure of one or more of the Company's strategic alliances to achieve commercial success, or the termination of one or more of such alliances, could result in delay or termination of product development projects, reduction in market penetration, decreased ability to win new customers or loss of confidence by current or potential customers, any of which could have a material adverse effect on the Company's business, results of operations or financial condition.

    Dependence Upon Product Development; Rapid Technological Change. The software market in which the Company competes is subject to rapid technological change, frequent introductions of new products, changes in customer demand and evolving industry standards which can render existing products obsolete and unmarketable. There can be no assurance that the Company will be successful in developing and marketing enhancements to existing products or new products that respond to technological change, evolving industry standards or customer requirements, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and sale of such enhancements or new products, or that such enhancements or new products will adequately meet the requirements of the marketplace and achieve market acceptance, and the failure to do so would have a material adverse effect on the Company's business, operating results and financial condition.

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

----------------
* Denotes forward looking statement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results of Operations."

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

----------------
* Denotes forward looking statement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results of Operations."

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

        (a)    Exhibits

               27.1   Financial Data Schedule

        (b) No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              Simulation Sciences Inc.
                                              (Registrant)

Date:  May 5, 1997                  /s/        CHARLES R. HARRIS
                                    --------------------------------------
                                                Charles R. Harris
                                      President and Chief Executive Officer


Date:  May 5, 1997                  /s/          L. RONALD TREPP
                                    --------------------------------------
                                                 L. Ronald Trepp
                                          Vice President of Finance and
                                             Chief Financial Officer
                                             (Principal Financial and
                                                Accounting Officer)