Form 10-Q
period 1997-06-30
SIMULATION SCIENCES INC
filed 1997-08-11
CIK 1013795

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934
            For the transition period from ___________ to __________


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

                                   Yes [X]   No [ ]

         The registrant had 10,921,504 shares of common stock outstanding as of August 7, 1997.

                    SIMULATION SCIENCES INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                     PAGE NUMBER
PART I.  FINANCIAL INFORMATION

       Item 1.    Financial Statements:
                  Consolidated Balance Sheets -
                  December 31, 1996 and June 30, 1997 (Unaudited)                                         3

                  Consolidated Statements of Operations (Unaudited) -
                  Three Months and Six Months Ended June 30, 1996 and 1997                                4

                  Consolidated Statements of Cash Flows -
                  Six Months Ended June 30, 1996 and 1997 (Unaudited)                                     5

                  Notes to Unaudited Consolidated Financial Statements                                    6

       Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                     8


PART II.  OTHER INFORMATION

       Item 4.    Submission of Matters to a Vote of Security Holders                                     18

       Item 6.    Exhibits and Reports on Form 8-K                                                        18

                         PART I - FINANCIAL INFORMATION

                    SIMULATION SCIENCES INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                   DECEMBER 31,      JUNE 30,
                                                                                       1996            1997
                                                                                   ------------    ------------
                                    ASSETS                                                         (unaudited)

CURRENT ASSETS
    Cash and cash equivalents                                                      $ 26,320,519    $ 14,927,460
    Accounts receivable, less allowance for doubtful accounts of
        $722,036 and $821,127 at December 31, 1996 and June 30, 1997                  8,981,299      10,860,833
    Unbilled accounts receivable                                                      3,671,677       7,941,634
    Deferred income taxes                                                             2,930,073       2,930,073
    Prepaid expenses and other current assets                                           379,122         466,554
                                                                                   ------------    ------------
        Total current assets                                                         42,282,690      37,126,554
LONG-TERM INSTALLMENTS RECEIVABLE, net of unamortized discount
    of $1,045,184 and $2,195,103 at December 31, 1996 and June 30, 1997               5,126,866      10,458,384
PROPERTY AND EQUIPMENT
    Computer equipment and programs                                                   6,073,879       7,082,295
    Furniture and fixtures                                                            3,885,485       4,094,586
                                                                                   ------------    ------------
                                                                                      9,959,364      11,176,881
    Less accumulated depreciation                                                    (5,914,287)     (6,771,276)
                                                                                   ------------    ------------
        Property and equipment, net                                                   4,045,077       4,405,605
GOODWILL, net of accumulated amortization of $29,129 at June 30, 1997                                 1,136,076
OTHER ASSETS                                                                          1,568,488       3,194,089
DEFERRED INCOME TAXES                                                                   174,656         174,656
                                                                                   ------------    ------------
                                                                                   $ 53,197,777    $ 56,495,364
                                                                                   ============    ============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                               $  1,901,847    $  1,385,396
    Accrued vacation and bonus payable                                                1,564,603       1,672,250
    Other accrued liabilities                                                         3,732,078       3,036,547
    Income taxes payable                                                              2,083,664       2,415,566
    Deferred revenue                                                                  5,096,380       6,233,633
                                                                                   ------------    ------------
        Total current liabilities                                                    14,378,572      14,743,392
LONG-TERM LIABILITY                                                                                   1,000,000
COMMITMENTS
STOCKHOLDERS' EQUITY
    Common stock -- $.001 par value; 30,000,000 shares authorized; 9,987,340 and
        10,853,052 shares issued and outstanding at
        December 31, 1996 and June 30, 1997                                               9,987          10,853
    Additional paid-in capital                                                       32,552,964      37,489,286
    Retained earnings                                                                 6,256,254       3,251,833
                                                                                   ------------    ------------
        Total stockholders' equity                                                   38,819,205      40,751,972
                                                                                   ------------    ------------
                                                                                   $ 53,197,777    $ 56,495,364
                                                                                   ============    ============




          See accompanying notes to consolidated financial statements.

                    SIMULATION SCIENCES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       THREE MONTHS ENDED             SIX MONTHS ENDED
                                                           JUNE 30,                       JUNE 30,
                                                  ---------------------------   ---------------------------
                                                      1996          1997            1996          1997
                                                  ------------   ------------   ------------   ------------
Revenue                                                   (unaudited)                           (unaudited)
     Software license revenue                     $ 10,694,561   $ 14,229,051   $ 19,636,493   $ 26,926,170
     Services and other revenue                      1,068,487        478,987      2,154,484      1,417,162
                                                  ------------   ------------   ------------   ------------
        Total revenue                               11,763,048     14,708,038     21,790,977     28,343,332
Cost of revenue
     Cost of software license revenue                  761,464        890,304      1,778,479      1,794,814
     Cost of services and other revenue                679,501        459,197      1,552,462      1,305,654
                                                  ------------   ------------   ------------   ------------
        Total cost of revenue                        1,440,965      1,349,501      3,330,941      3,100,468
                                                  ------------   ------------   ------------   ------------
Gross profit                                        10,322,083     13,358,537     18,460,036     25,242,864
Operating expenses
     Sales and marketing                             3,790,872      4,543,803      7,338,579      8,746,132
     Research and development                        4,145,789      4,081,033      6,844,944      7,501,239
     General and administrative                      1,599,203      2,314,429      3,066,513      4,475,883
     In-process research and development                            1,070,000                     6,270,000
                                                  ------------   ------------   ------------   ------------
        Total operating expenses                     9,535,864     12,009,265     17,250,036     26,993,254
                                                  ------------   ------------   ------------   ------------
Income (loss) from operations                          786,219      1,349,272      1,210,000     (1,750,390)
Interest and other income                              135,086        514,459        163,253        958,953
                                                  ------------   ------------   ------------   ------------
Income (loss) before provision for income taxes        921,305      1,863,731      1,373,253       (791,437)
Provision for income taxes                             377,806      1,144,154        563,214      2,212,984
                                                  ------------   ------------   ------------   ------------
Net income (loss)                                 $    543,499   $    719,577   $    810,039   $ (3,004,421)
                                                  ============   ============   ============   ============

Pro forma and net income (loss) per share         $       0.07   $       0.06   $       0.10   $      (0.28)
                                                  ============   ============   ============   ============

Pro forma and weighted average common shares         7,764,970     11,340,960      7,764,970     10,791,201
                                                  ============   ============   ============   ============





          See accompanying notes to consolidated financial statements.

                    SIMULATION SCIENCES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               SIX MONTHS ENDED JUNE 30,
                                                                             ----------------------------
                                                                                1996            1997
                                                                             ------------    ------------
                                                                                              (unaudited)
Cash flows from operating activities:
  Net income (loss)                                                          $    810,039    $ (3,004,421)
  Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
      Depreciation and amortization                                               355,747         886,118
      Provision for doubtful accounts                                             295,582         100,000
      In-process research and development                                                       6,270,000
      Change in operating assets and liabilities, net of the effect of acquisitions:
        Accounts receivable                                                       576,716      (1,858,348)
        Unbilled accounts receivable                                           (1,183,763)     (4,269,957)
        Income taxes receivable                                                   555,635
        Prepaid expenses and other current assets                                 (55,975)        (87,432)
        Other assets                                                           (1,263,082)       (497,601)
        Long-term installments receivable                                      (2,685,816)     (5,331,518)
        Accounts payable                                                         (383,989)       (516,451)
        Accrued vacation and bonus payable                                        (12,315)        107,647
        Other accrued liabilities                                                 698,923        (725,531)
        Income taxes payable                                                       54,846         331,902
        Deferred revenue                                                         (196,309)      1,137,253
                                                                             ------------    ------------
          Net cash used in operating activities                                (2,433,761)     (7,458,339)

Cash flow from investing activities:
  Purchases of property and equipment                                          (1,385,713)     (1,106,408)
  Acquisition of certain assets                                                                (3,855,500)
                                                                             ------------    ------------
          Net cash used in investing activities                                (1,385,713)     (4,961,908)

Cash flow from financing activities:
  Proceeds from the sale of stock under stock plans                                70,223       1,027,188
                                                                             ------------    ------------
          Net cash provided by financing activities                                70,223       1,027,188
                                                                             ------------    ------------
          Net decrease in cash and cash equivalents                            (3,749,251)    (11,393,059)
Cash and cash equivalents at beginning of period                                5,442,283      26,320,519
                                                                             ------------    ------------
Cash and cash equivalents at end of period                                   $  1,693,032    $ 14,927,460
                                                                             ============    ============
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Income taxes                                                             $    240,217    $  1,582,167
                                                                             ============    ============
Supplemental disclosures related to acquisitions:
  The Company acquired certain assets of other companies
  as described in Note 4. These acquisitions are
  summarized as follows:

    In-process research and development                                                      $  6,270,000
    Fair value of assets acquired                                                                 360,295
    Goodwill                                                                                    1,165,205
    Common stock issued                                                                         3,910,000
    Cash paid                                                                                   3,855,500
    Liabilities assumed                                                                            30,000






          See accompanying notes to consolidated financial statements.

                    SIMULATION SCIENCES INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The consolidated balance sheet as of June 30, 1997, the related consolidated statement of operations for the six month period ended June 30, 1997, the consolidated statements of operations for the three month periods ended June 30, 1996 and 1997, and the consolidated statement of cash flows for the six month period ended June 30, 1997 are unaudited and in the opinion of management contain all necessary adjustments, consisting of normal recurring adjustments, for a fair presentation of such financial information. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 1996 Report on Form 10-K filed with the Securities and Exchange Commission. Interim results are not necessarily indicative of results for a full year.

     The consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited consolidated financial statements and notes for the year ended December 31, 1996.

2.   PRO FORMA AND NET INCOME (LOSS) PER SHARE

     Pro forma net income (loss) per share is computed by dividing net income
(loss) by the weighted average number of common and common equivalent shares outstanding. Weighted average common and common equivalent shares include common shares, warrants to purchase shares of common stock, stock options using the treasury stock method, and the pro forma conversion of all outstanding shares of preferred stock into shares of common stock. Net income (loss) per share is computed as described above and includes the actual conversion of the preferred shares into the same number of common shares upon the completion of the Company's initial public offering in October 1996.

     Pursuant to Securities and Exchange Commission Staff Accounting Bulletin Topic 4D, stock options granted during the twelve months prior to the date of the initial filing of the Company's Form S-1 Registration Statement have been included in the calculation of common equivalent shares using the treasury stock method as if they were outstanding for all periods presented.

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS No. 128), which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption is not permitted. It is not expected that the adoption of SFAS No. 128 will have a material impact on earnings per share for the periods presented.

3.   STOCK PLANS

     Stock Option Plans - The following table summarizes stock option activity under the 1994 and 1996 Stock Option Plans for the six months ended June 30, 1997:


                                                                     NUMBER OF
                               NUMBER OF          PRICE               OPTIONS
                                SHARES          PER SHARE           EXERCISABLE
                             ---------------------------------------------------
Balance, January 1, 1997      1,464,812        $2.67-$10.38            193,137
     Granted                    143,000         9.88- 16.25
     Exercised                 (121,240)        2.67-  6.30
     Canceled                  (117,133)        2.67- 16.25
                             ----------
Balance, June 30, 1997        1,369,439         2.67- 16.25            259,625
                             ==========

                    SIMULATION SCIENCES INC. AND SUBSIDIARIES

     As of March 31, 1997, there was no activity under the 1996 Director Plan.

     Employee Stock Purchase Plans - On June 30, 1997, 80,249 shares of common stock were purchased under the Company's 1996 Employee Stock Purchase Plans at $7.65 per share. At June 30, 1997, the Company had a liability of $619 recorded in connection with the future purchase of common stock under the plan.

4.   ACQUISITIONS

     In March 1997, the Company purchased substantially all of the assets of Visual Solutions, Inc. for $5.7 million, including acquisition costs, consisting of $1.8 million in cash and $3.9 million in common stock of the Company. Visual Solutions, Inc. is a privately held Texas corporation providing commercial simulation software and related services to the process industries. The acquisition was accounted for under the purchase method of accounting and the purchase price was allocated to in-process research and development, goodwill, purchased technology, accounts receivable and computer equipment. $5.2 million of the purchase price was allocated to in-process research and development and charged to the Company's operations.

     In March 1997, the Company acquired substantially all of the assets of Salumunek & Assoc., Inc., for approximately $950,000 in cash, including acquisition costs. Salumunek & Assoc., Inc. is a privately held Texas corporation providing plant performance monitoring software and related services to the process industries. The acquisition was accounted for under the purchase method of accounting and the purchase price was allocated to goodwill and computer equipment.

      In May 1997, the Company acquired certain technology from Bayer AG for $1.0 million to be paid over a five year period. The acquisition was accounted for under Statement of Financial Accounting Standards No. 68, Research and Development Arrangements (SFAS No. 68). In accordance with SFAS No. 68, an asset and liability have been recorded for an amount equal to the purchase price.

     In June 1997, the Company acquired certain technology and assets from Raytheon Engineers & Constructors, Inc. for $1.1 million, including transaction costs, plus assumed liabilities of $30,000. The acquisition was accounted for under the purchase method of accounting and the purchase price was allocated to in-process research and development and computer equipment. $1.07 million of the purchase price was allocated to in-process research and development and charged to the Company's operations.

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

     The Company generally licenses its software pursuant to non-cancelable, one to five year term licenses. The Company receives approximately 90% of its worldwide revenue from licenses of its software products. These licenses obligate the Company to provide customer support, maintenance and any product updates. During the past five years, a substantial majority of all licenses have been renewed.

     Revenue from the Company's primary simulation product, PRO/II, accounted for approximately 70% of total revenue in each of the last three years. The remainder of the Company's revenue is derived from the license of other products and engineering services.

     The Company recognizes revenue from product licensing agreements in accordance with the American Institute of Certified Public Accountants Statement of Position No. 91-1, Software Revenue Recognition ("SOP 91-1"). SOP 91-1 generally requires recognition of license revenue upon shipment or renewal and recognition of revenue for maintenance and support ratably over the life of the contract. However, if license fees and maintenance and support charges are not separately identified, then all revenue from the contract must be recognized ratably over its life. More than 95% of the Company's license contracts entered into before 1996 did not separately identify software license fees and charges for maintenance and support obligations. As a result, the Company recognized revenue from these contracts ratably over the terms of such contracts in accordance with SOP 91-1 ("Ratable Revenue"). The remaining contracts identified the cost of the license fee and maintenance and support separately and, under SOP 91-1, the Company recognized revenue from the license portion of the contracts upon shipment or renewal ("License Revenue") and from the maintenance and support portion of such contracts as Ratable Revenue. Accordingly, the revenue recognized under a contract resulting in License Revenue recognition will be higher in the quarter of shipment or renewal, and lower in later quarters, than that recognized under a contract resulting only in Ratable Revenue recognition. In order to more closely conform to industry-standard practices regarding licenses and maintenance agreements, the Company, in 1996, began increasing the number of contracts for new and renewing customers that separately identify software license fees and maintenance and support charges, resulting in recognition of License Revenue on an increased portion of contracts. The Company intends to convert the substantial majority of its contracts to License Revenue terms as new and renewal contracts are executed.* For this reason, the Company does not believe that revenue and results of operations for prior periods will be directly comparable to results for 1996 and future periods. Furthermore, because the Company had only begun to recognize License Revenue during the quarter ending March 31, 1996, the Company does not believe that revenue and results of operations for the three month and six month periods ended June 30, 1997 are directly comparable to the results for the year earlier periods. Revenue recognition on certain service offerings is based on percentage of completion and on attainment of project milestones.






*Denotes forward looking statement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results of Operations."

A. RESULTS OF OPERATIONS

     Three Months Ended June 30, 1996 and June 30, 1997

     The following table sets forth certain items in the Company's consolidated statements of operations in thousands of dollars and as a percentage of total revenue for the three months ended June 30, 1996 and 1997.

                                                             THREE MONTHS ENDED JUNE 30,
                                               ------------------------------------------------------
                                                          1996                        1997
                                               --------------------------  --------------------------
                                                  AMOUNT            %           AMOUNT            %
                                               --------------------------  --------------------------
                                                                   (in thousands)
Revenue:
     Software license revenue                     $  10,695          90.9%    $  14,229          96.7%
     Services and other revenue                       1,068           9.1           479           3.3
                                               --------------------------  --------------------------
        Total revenue                                11,763         100.0        14,708         100.0
Cost of revenue:
     Cost of software license revenue                   761           6.5           890           6.1
     Cost of services and other revenue                 680           5.8           459           3.1
                                               --------------------------  --------------------------
        Total cost of revenue                         1,441          12.3         1,349           9.2
                                               --------------------------  --------------------------
Gross profit                                         10,322          87.7        13,359          90.8
Operating expenses:
     Sales and marketing                              3,791          32.2         4,544          30.9
     Research and development                         4,146          35.2         4,081          27.7
     General and administrative                       1,599          13.6         2,314          15.7
     In-process research and development                                          1,070           7.3
                                               --------------------------  --------------------------
        Total operating expenses                      9,536          81.0        12,009          81.6
                                               --------------------------  --------------------------
Income from operations                                  786           6.7         1,350           9.2
Interest and other income                               135           1.1           514           3.5
                                               --------------------------  --------------------------
Income before provision for income taxes                921           7.8         1,864          12.7
Provision for income taxes                              378           3.2         1,144           7.8
                                               --------------------------  --------------------------
Net income                                        $     543           4.6%    $     720           4.9%
                                               ==========================  ==========================

     Total Revenue. Total revenue increased 25% to $14.7 million for the three months ended June 30, 1997 from $11.8 million for the three months ended June 30, 1996. Software license revenue, which includes revenue from software licenses, maintenance and support fees, increased 33% to $14.2 million for the three months ended June 30, 1997 from $10.7 million for the three months ended June 30, 1996. The increase in software license revenue was primarily attributable to the effect of the change in contract terms, renewals of licenses for higher fees, addition of new products and services to renewing contracts and licenses to new customers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" for a discussion of the change in contract terms. Services and other revenue, which includes integration, ROM, consulting and training services, was $0.5 million and $1.1 million for the three months ended June 30, 1997 and 1996, respectively. The decrease in services and other revenue primarily relates to a decrease in ROM projects.

     Total Cost of Revenue. Total cost of revenue decreased 6% to $1.3 million for the three months ended June 30, 1997 from $1.4 million for the three months ended June 30, 1996. Cost of software license revenue, which includes costs of production and distribution, customer support and maintenance, and royalties, increased 17% to $0.9 million from $0.8 million for the three months ended June 30, 1997 and 1996, respectively. Cost of software license revenue as a percentage of software license revenue was 6% and 7% in the three months ended June 30, 1997 and 1996, respectively. The increase in cost of software license revenue in dollars is primarily attributable to the addition of personnel.
The decrease as a percentage of software license revenue is due primarily to the increase in software license revenue. Cost of services and other revenue, which includes costs of personnel involved in project execution and training, as well as travel, third-party professional fees and related administrative costs, decreased 33% to $0.5 million from $0.7 million for the three months ended June 30, 1997 and 1996, respectively. Cost of services and other revenue as a percentage of services and other revenue increased to 96% from 64% for the three months ended June 30, 1997 and 1996, respectively, primarily due to the fixed nature of a portion of these costs.

     Sales and Marketing. Sales and marketing expenses increased 20% to $4.5 million for the three months ended June 30, 1997 from $3.8 million for the three months ended June 30, 1996. Sales and marketing expenses as a percentage of total revenue were 31% and 32% for the three months ended June 30, 1997 and 1996, respectively. The increase in sales and marketing expenses in dollars was due primarily to an increase in the number of sales and marketing professionals and related expenses. The Company anticipates that sales and marketing expenses will increase in dollars and will fluctuate as a percentage of total revenue in the future.*

     Research and Development. Research and development expenses were $4.1 million for the three months ended June 30, 1997 and the three months ended June 30, 1996. Research and development expenses as a percentage of total revenue were 28% and 35% for the three months ended June 30, 1997 and 1996, respectively. The Company expects to continue to devote substantial resources to its research and development efforts to continue to develop and support the Company's highly complex software products.* Accordingly, the Company anticipates that research and development expenses will increase in dollars and may fluctuate as a percentage of total revenue in the future.*

     General and Administrative. General and administrative expenses increased 45% to $2.3 million for the three months ended June 30, 1997 from $1.6 million for the three months ended June 30, 1996. General and administrative expenses as a percentage of total revenue were 16% and 14% in the three months ended June 30, 1997 and 1996, respectively. The increase in general and administrative expenses in dollars was primarily due to the costs associated with being a publicly held company, costs associated with the Company's tax reduction program, and consulting and legal expenses. The Company anticipates that its general and administrative expenses will increase in dollars and may fluctuate as a percentage of total revenue in the future.*

     In-process Research and Development. In-process research and development expense of $1.1 million for the three months ended June 30, 1997 was due to the allocation of the purchase price of technology acquired from Raytheon Engineers & Constructors, Inc. (see "Notes to Unaudited Consolidated Financial Statements
- Note 4").

     Interest and Other Income. Interest and other income increased $379,000 to $514,000 for the three months ended June 30, 1997 from $135,000 for the three months ended June 30, 1996. The increase was primarily attributable to interest income associated with the proceeds received in the Company's initial public offering in the fourth quarter of 1996 and an increase in interest income from the effect of the change in contract terms. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."

     Provision for Income Taxes. The Company's effective tax rate decreased to 39% from 41% for the three months ended June 30, 1997 and 1996, respectively, due to the Company's implementation of a tax reduction program. The $1.1 million in-process research and development charge was not tax deductible in the current period.

     Net Income. Net income increased to $720,000, or $0.06 per share, for the three months ended June 30, 1997 from $543,000, or $0.07 per share, for the three months ended June 30, 1996. Excluding the $1.1 million charge for in-process research and development, net income for the three months ended June 30, 1997 would have been $1.8 million, or $0.16 per share.


* Denotes forward looking statement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results of Operations."

     Six Months Ended June 30, 1996 and June 30, 1997

     The following table sets forth certain items in the Company's consolidated statements of operations in thousands of dollars and as a percentage of total revenue for the six months ended June 30, 1996 and 1997.


                                                                             SIX MONTHS ENDED JUNE 30,
                                                               -------------------------------------------------------
                                                                          1996                        1997
                                                               --------------------------  ---------------------------
                                                                  AMOUNT          %           AMOUNT          %
                                                               --------------------------  ---------------------------
                                                                                   (in thousands)
Revenue:
     Software license revenue                                     $  19,637          90.1%    $  26,926           95.0%
     Services and other revenue                                       2,154           9.9         1,417            5.0
                                                               --------------------------  ---------------------------
        Total revenue                                                21,791         100.0        28,343          100.0
Cost of revenue:
     Cost of software license revenue                                 1,778           8.2         1,795            6.3
     Cost of services and other revenue                               1,553           7.1         1,305            4.6
                                                               --------------------------  ---------------------------
        Total cost of revenue                                         3,331          15.3         3,100           10.9
                                                               --------------------------  ---------------------------
Gross profit                                                         18,460          84.7        25,243           89.1
Operating expenses:
     Sales and marketing                                              7,339          33.7         8,746           30.9
     Research and development                                         6,845          31.4         7,501           26.5
     General and administrative                                       3,066          14.1         4,476           15.8
     In-process research and development                                                          6,270           22.1
                                                               --------------------------  ---------------------------
        Total operating expenses                                     17,250          79.2        26,993           95.3
                                                               --------------------------  ---------------------------
Income (loss) from operations                                         1,210           5.5        (1,750)          (6.2)
Interest and other income                                               163           0.8           959            3.4
                                                               --------------------------  ---------------------------
Income (loss) before provision for income taxes                       1,373           6.3          (791)          (2.8)
Provision for income taxes                                              563           2.6         2,213            7.8
                                                               --------------------------  ---------------------------
Net income (loss)                                                 $     810           3.7%    $  (3,004)         (10.6)%
                                                               ==========================  ===========================


     Total Revenue. Total revenue increased 30% to $28.3 million for the six months ended June 30, 1997 from $21.8 million for the six months ended June 30, 1996. Software license revenue, which includes revenue from software licenses, maintenance and support fees, increased 37% to $26.9 million for the six months ended June 30, 1997 from $19.7 million for the six months ended June 30, 1996. The increase in software license revenue was primarily attributable to the effect of the change in contract terms, renewals of licenses for higher fees, addition of new products and services to renewing contracts and licenses to new customers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" for a discussion of the change in contract terms. Services and other revenue, which includes integration, ROM, consulting and training services, was $1.4 million and $2.2 million for the six months ended June 30, 1997 and 1996, respectively. The decrease in services and other revenue primarily relates to a decrease in ROM projects.

     Total Cost of Revenue. Total cost of revenue decreased 7% to $3.1 million for the six months ended June 30, 1997 from $3.3 million for the six months ended June 30, 1996. Cost of software license revenue, which includes costs of production and distribution, customer support and maintenance, and royalties, was $1.8 million for the six months ended June 30, 1997 and 1996. Cost of software license revenue as a percentage of software license revenue was 7% and 9% in the six months ended June 30, 1997 and 1996, respectively. The decrease as a percentage of software license revenues is due primarily to the increase in software license revenues. Cost of services and other revenue, which includes costs of personnel involved in project execution and training, as well as travel, third-party professional fees and related administrative costs, decreased 16% to $1.3 million from $1.6 million for the six months ended June 30, 1997 and 1996, respectively. Cost of services and other revenue as a percentage of services and other revenue increased to 92% from 72% for the six months ended June 30, 1997 and 1996, respectively, primarily due to the fixed nature of a portion of these costs.

     Sales and Marketing. Sales and marketing expenses increased 19% to $8.7 million for the six months ended June 30, 1997 from $7.3 million for the six months ended June 30, 1996. Sales and marketing expenses as a percentage of total revenue were 31% and 34% for the six months ended June 30, 1997 and 1996, respectively. The increase in sales and marketing expenses in dollars was due primarily to an increase in the number of sales and marketing professionals and related expenses. The Company anticipates that sales and marketing expenses will increase in dollars and will fluctuate as a percentage of total revenue in the future.*

     Research and Development. Research and development expenses increased 10% to $7.5 million for the six months ended June 30, 1997 from $6.8 million for the six months ended June 30, 1996. Research and development expenses as a percentage of total revenue were 27% and 31% for the six months ended June 30, 1997 and 1996, respectively. The increase in research and development expenses in dollars was primarily due to an increase in the number of technical professionals, including support staff, and related hiring expenses and third-party contractors involved in the development of a number of planned upgrades and new products. The Company expects to continue to devote substantial resources to its research and development efforts to continue to develop and support the Company's highly complex software products.* Accordingly, the Company anticipates that research and development expenses will increase in dollars and may fluctuate as a percentage of total revenue in the future.*

     General and Administrative. General and administrative expenses increased 46% to $4.5 million for the six months ended June 30, 1997 from $3.1 million for the six months ended June 30, 1996. General and administrative expenses as a percentage of total revenue were 16% and 14% in the six months ended June 30, 1997 and 1996, respectively. The increase in general and administrative expenses in dollars was primarily due to the costs associated with being a publicly held company, costs associated with the Company's tax reduction program, and consulting and legal expenses. The Company anticipates that its general and administrative expenses will increase in dollars and may fluctuate as a percentage of total revenue in the future.*

     In-process Research and Development. In-process research and development expense of $6.3 million for the six months ended June 30, 1997 was due to the allocation of the purchase price of technology acquired from Visual Solutions, Inc. and Raytheon Engineers & Constructors, Inc. (see "Notes to Unaudited Consolidated Financial Statements - Note 4").

     Interest and Other Income. Interest and other income increased $796,000 to $959,000 for the six months ended June 30, 1997 from $163,000 for the six months ended June 30, 1996. The increase was primarily attributable to interest income associated with the proceeds received in the Company's initial public offering in the fourth quarter of 1996 and an increase in interest income from the effect of the change in contract terms. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."

     Provision for Income Taxes. The Company's effective tax rate decreased to 40% from 41% for the six months ended June 30, 1997 and 1996, respectively, due to the Company's implementation of a tax reduction program. The $6.3 million in-process research and development charges were not tax deductible in the current period.

     Net Income (loss). Net loss was $3.0 million, or $0.28 per share, for the six months ended June 30, 1997 compared to net income of $810,000, or $0.10 per share, for the six months ended June 30, 1996. Excluding the $6.3 million in charges for in-process research and development, net income for the six months ended June 30, 1997 would have been $3.3 million, or $0.29 per share.


* Denotes forward looking statement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results of Operations."

LIQUIDITY AND CAPITAL RESOURCES

     During the past three years, the Company has satisfied its cash needs principally through cash generated from operations, if any, existing cash resources and net proceeds from the Company's initial public offering in October 1996. Cash used in operating activities for the six months ended June 30, 1997 was $7.5 million, which was primarily attributable to increases in long-term installments receivable, unbilled accounts receivable and accounts receivable, partially offset by income (excluding the $6.3 million in-process research and development charge) and an increase in deferred revenue.

     Cash used in investing activities during the six months ended June 30, 1997 was $5.0 million, which was primarily attributable to the acquisition of certain assets of Visual Solutions, Inc., Raytheon Engineers and Constructors, Inc. and Salumunek & Assoc., Inc. (see "Notes to Unaudited Consolidated Financial Statements - Note 4") and the purchase of property and equipment.

     Cash provided by financing activities of $1.0 million for the six months ended June 30, 1997 was due to the purchase of shares of the Company's common stock in connection with stock plans.

     Available sources of funds at June 30, 1997 consisted of $14.9 million in cash and cash equivalents and a $2.7 million revolving line of credit, net of $0.3 million in outstanding letters of credit, with a commercial bank. The revolving line of credit provides for an unsecured line of credit up to $3.0 million at the bank's prime rate, contains certain financial and other covenants, and expires March 31, 1999.

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

     Fluctuations in Future Operating Results. The Company's operating results have fluctuated in the past and may fluctuate significantly from quarter to quarter or on an annual basis in the future as a result of a number of factors, including, but not limited to: the size and timing of customer orders; changes in license renewal rates, delays in renewals or failure of existing customers to renew their licenses with the Company when their current licenses expire; the length of the Company's sales cycle; changes in contract terms (including terms affecting the timing of recognition of license revenue) and the rate at which such changes are made; the timing and structure of future acquisitions, if any; level of services and other activity and market success of the Company's service offerings; timing of new product announcements and introductions by the Company and its competitors; the Company's ability to develop, introduce and market new products and product enhancements; market acceptance of the Company's products; deferrals of customer orders in anticipation of new products or product enhancements; the Company's ability to control costs, including the need for and degree of use of, third-party contractors and the hiring of new employees; the availability of components; political instability in, or trade embargoes with respect to, foreign markets; changes in the Company's management team; and fluctuating economic conditions.*


* Denotes forward looking statement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results of Operations."

     The Company's services revenue is typically dependent on a small number of relatively large projects, and therefore, the number, size and timing of services projects may have a significant effect on services revenue in any quarter.* In 1994, the Company experienced delays in the completion of ROM projects that resulted in a material adverse effect on the Company's operating results, and no assurance can be given that the Company will not experience significant fluctuations in the level of services and other activity or delays with respect to ROM or any of its products or services in the future, or that any such fluctuation or delay would not have a material adverse effect on the Company's business, operating results and financial condition.

     Product Concentration. The Company derives a substantial portion of its total revenue from sales of its PRO/II simulation product. The Company currently expects PRO/II, individually or integrated with other products, to account for a significant portion of the Company's total revenue in the future.* Accordingly, factors adversely affecting the pricing of or demand for PRO/II, including products and pricing terms offered by competitors or the demand for simulation software in general, could have a material adverse effect on the Company's business, operating results and financial condition.*

     Concentration of Revenue in the Petroleum Industry. The Company derives a substantial majority of its total revenue from software licenses and services to companies in the petroleum industry, which is highly cyclical. Accordingly, the Company's future success is dependent upon the continued demand for process engineering software by companies in the petroleum industry. In addition, companies in the petroleum industry are experiencing growing pressures to consolidate in response to the increasing need to reduce costs to remain competitive. There can be no assurance that consolidation in the petroleum industry will not result in a loss of revenue or will not have a material adverse effect on the Company's business, operating results or financial condition.

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

     Need to Achieve Greater Market Penetration. The success of the Company's strategy is dependent upon increased market acceptance of commercial simulation software in general, and of the Company's software products and services in particular, in the process industries. In recent periods, the Company has increased sales and marketing expenditures and expects to continue to increase such expenditures in future periods in an effort to achieve greater market penetration in the process industries.* If the Company fails to increase market acceptance of its products, or if the Company's sales and marketing efforts do not result in a corresponding increase in total revenue through greater market penetration, the Company's operating margins and opportunity for future growth would be substantially restricted and therefore could have a material adverse effect on the Company's business, operating results and financial condition.

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

     The Company experiences its primary competition from potential customers' decisions to develop their own software internally rather than purchasing commercial software products such as those offered by the Company. As a result, the Company must continuously educate existing and prospective customers about the advantages of purchasing the Company's products and services. There can be no assurance that these customers or other potential customers will perceive sufficient value in the Company's products and services to justify purchasing them. The Company has experienced and expects to continue to experience competition from current and future competitors, some of which have significantly greater financial, technical, marketing and other resources than the Company.* The Company's current direct competitors include, among others, Aspen Technology, Inc., Hyprotech Ltd. and Chemstations, Inc., and, with respect to the Company's technology and consulting services, the Hi-Spec division of Honeywell, Inc., the Advanced Control and Optimization Division of Aspen Technology, Inc. and ABB Simcon Inc. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and the failure to do so would have a material adverse effect upon the Company's business, operating results and financial condition.

     Past and Future Acquisitions. The Company in recent periods has concluded a number of asset purchases and/or license transactions. Although the Company does not anticipate that the integration of the acquired or licensed assets will adversely affect its operating results, such integration will involve the assimilation of conflicting operations and products, which will divert the attention of the Company's management team and may have a material adverse effect on the Company's operating results in future quarters. The Company may make additional acquisitions in the future, although there can be no assurance that suitable companies, divisions or products will be available for acquisition.* Such acquisitions entail numerous risks, including an inability to successfully assimilate acquired operations and products, diversion of management's attention, difficulties and uncertainties in transitioning the business relationships from the acquired entity to the Company and loss of key employees of acquired companies. In addition, future acquisitions by the Company may result in dilutive issuances of equity securities, the incurrence of debt, large one-time expenses, and the creation of goodwill or other intangible assets that could result in significant amortization expense. Any one or more of these factors could have a material adverse effect on the Company's business, operating results and financial condition.

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

     Dependence on Strategic Relationships. The Company is dependent in part on a number of strategic alliances for the joint development and marketing of its products. For example, the Company has entered into a number of strategic alliances with respect to its core products, new products and product enhancements, including a development arrangement with Mobil Oil Corporation with respect to NETOPT; a joint development arrangement with Shell Oil Company with respect to ROMeo; and a development and marketing agreement with IFP, ELF and TOTAL with respect to PIPEPHASE-TACITE. The Company also has entered into cooperation agreements with Fluor Daniel, IBM and SAP AG. Failure of one or more of the Company's strategic alliances to achieve commercial success, or the termination of one or more of such alliances, could result in delay or termination of product development projects, reduction in market penetration, decreased ability to win new customers or loss of confidence by current or potential customers, any of which could have a material adverse effect on the Company's business, results of operations or financial condition.


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

     Certain technology used in the Company's current products and products under development, including NETOPT, PROTISS, PIPEPHASE-TACITE and ROMeo, is licensed from third parties. These licenses generally require the Company to pay royalties and to fulfill confidentiality obligations. The termination of any such licenses, or the failure of the third party licensors to adequately maintain or update their products, could result in a material adverse effect on the Company's business, operating results and financial condition by delaying the Company's ability to ship products.*

     From time to time third parties may assert patent, trademark, copyright and other intellectual property rights to technologies that are important to the Company. In such an event, the Company may be required to incur significant costs in litigating a resolution to the asserted claims.* There can be no assurance that such a resolution would not require that the Company pay damages or obtain a license of a third party's proprietary rights.




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

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held an Annual Meeting of Stockholders on April 22, 1997. At the Annual Meeting, the following votes were cast for the proposals indicated:

Proposal One:  Election of Directors of the Company

         NAME OF NOMINEE                             VOTES FOR            VOTES WITHHELD
         ---------------                             ---------            --------------
         Dr. Narendra K. Gupta                       8,017,140                   180,208
         Charles R. Harris                           8,130,262                    67,086
         Walter G. Kortschak                         8,017,140                   180,208

                                                     VOTES FOR             VOTES AGAINST         ABSTAINING
                                                     --------              ------------          ----------
Proposal Two:  Ratification of
Appointment of Deloitte & Touche LLP
as the Company's Independent Public                  8,025,524                 92,201               79,623
Accountants



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27.1   Financial Data Schedule


         (b) A report on Form 8-K was filed on April 10, 1997 in connection with the acquisition of substantially all of the assets of Visual Solutions, Inc.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Simulation Sciences Inc.
                                                 (Registrant)

Date:  August 11, 1997             /s/        CHARLES R. HARRIS
                                   ---------------------------------------
                                              Charles R. Harris
                                     President and Chief Executive Officer

Date:  August 11, 1997             /s/        L. RONALD TREPP
                                   --------------------------------------
                                               L. Ronald Trepp
                                    Vice President of Finance and Chief
                                                Financial Officer
                                   (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

       Exhibit
         No.      Description
       -------    -----------
        27.1      Financial Data Schedule