Form 10-Q
period 1997-09-30
SIMULATION SCIENCES INC
filed 1997-10-29
CIK 1013795

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

                                   Yes [X] No [ ]

        The registrant had 11,045,032 shares of common stock outstanding as of October 27, 1997.

                    SIMULATION SCIENCES INC. AND SUBSIDIARIES

                                      INDEX


                                                                                       PAGE NUMBER
PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements:
             Consolidated Balance Sheets -
             December 31, 1996 and September 30, 1997 (Unaudited)                              3

             Consolidated Statements of Operations (Unaudited) -
             Three Months and Nine Months Ended September 30, 1996 and 1997                    4

             Consolidated Statements of Cash Flows (Unaudited) -
             Nine Months Ended September 30, 1996 and 1997                                     5

             Notes to Unaudited Consolidated Financial Statements                              6

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                               9


PART II.  OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K                                                 21

                         PART I - FINANCIAL INFORMATION

                    SIMULATION SCIENCES INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                               December 31,    September 30,
                                                                                  1996             1997
                                                                               ------------    ------------
                                    ASSETS                                                     (unaudited)

CURRENT ASSETS
    Cash and cash equivalents                                                  $ 26,320,519    $  8,581,380
    Accounts receivable, less allowance for doubtful accounts of
        $722,036 and $895,980 at December 31, 1996 and September 30, 1997         8,981,299       9,154,722
    Unbilled accounts receivable                                                  3,671,677      12,083,987
    Deferred income taxes                                                         2,930,073       2,930,073
    Prepaid expenses and other current assets                                       379,122         719,010
                                                                               ------------    ------------
        Total current assets                                                     42,282,690      33,469,172
LONG-TERM INSTALLMENTS RECEIVABLE, net of unamortized discount
    of $1,045,184 and $2,891,500 at December 31, 1996 and September 30, 1997      5,126,866      13,943,819
PROPERTY AND EQUIPMENT
    Computer equipment and programs                                               6,073,879       7,962,350
    Furniture and fixtures                                                        3,885,485       4,240,325
                                                                               ------------    ------------
                                                                                  9,959,364      12,202,675
    Less accumulated depreciation                                                (5,914,287)     (7,245,436)
                                                                               ------------    ------------
        Property and equipment, net                                               4,045,077       4,957,239
GOODWILL, net of accumulated amortization of $58,257 at September 30, 1997                        1,271,948
OTHER ASSETS, net                                                                 1,568,488       6,299,523
DEFERRED INCOME TAXES                                                               174,656         174,656
                                                                               ------------    ------------
                                                                               $ 53,197,777    $ 60,116,357
                                                                               ============    ============


                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                           $  1,901,847    $  2,569,850
    Accrued vacation and bonus payable                                            1,564,603       2,172,924
    Other accrued liabilities                                                     3,732,078       5,397,244
    Obligations related to acquisitions                                                           9,435,000
    Income taxes payable                                                          2,083,664       1,976,452
    Deferred revenue                                                              5,096,380       5,039,001
                                                                               ------------    ------------
        Total current liabilities                                                14,378,572      26,590,471
OBLIGATION RELATED TO ACQUISITION                                                                   600,000
COMMITMENTS
STOCKHOLDERS' EQUITY
Series A Redeemable Convertible Preferred Stock,
    $.001 par value; 5,000,000 shares authorized,
    100,000 shares designated as Series A Participating
    Preferred Stock, no shares issued and outstanding
    at December 31, 1996 and September 30, 1997                                          --              --
Common stock - $.001 par value; 30,000,000 shares authorized;
    9,987,340 and 11,020,083 shares issued and outstanding at
    December 31, 1996 and September 30, 1997                                          9,987          11,020
    Additional paid-in capital                                                   32,552,964      37,888,565
    Retained earnings                                                             6,256,254      (4,973,699)
                                                                               ------------    ------------
        Total stockholders' equity                                               38,819,205      32,925,886
                                                                               ------------    ------------
                                                                               $ 53,197,777    $ 60,116,357
                                                                               ============    ============


          See accompanying notes to consolidated financial statements.

                    SIMULATION SCIENCES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                 SEPTEMBER 30,
                                                          ---------------------------    ---------------------------
                                                              1996           1997           1996           1997
                                                          ------------   ------------    ------------   ------------
Revenue                                                           (UNAUDITED)                    (UNAUDITED)
    Software license revenue                              $ 11,644,595   $ 14,986,940    $ 31,281,088   $ 41,913,110
    Services and other revenue                                 452,316        765,140       2,606,800      2,182,302
                                                          ------------   ------------    ------------   ------------
       Total revenue                                        12,096,911     15,752,080      33,887,888     44,095,412
Cost of revenue
    Cost of software license revenue                         1,153,690        818,892       2,932,169      2,613,706
    Cost of services and other revenue                         368,831        696,278       1,921,293      2,001,932
                                                          ------------   ------------    ------------   ------------
       Total cost of revenue                                 1,522,521      1,515,170       4,853,462      4,615,638
                                                          ------------   ------------    ------------   ------------
Gross profit                                                10,574,390     14,236,910      29,034,426     39,479,774
Operating expenses
    Sales and marketing                                      4,566,532      4,442,854      11,905,111     13,188,986
    Research and development                                 2,782,061      4,333,984       9,627,005     11,835,223
    General and administrative                               1,942,716      2,736,086       5,009,229      7,211,969
    In-process research and development and other costs                    11,250,000                     17,520,000
                                                          ------------   ------------    ------------   ------------
       Total operating expenses                              9,291,309     22,762,924      26,541,345     49,756,178
                                                          ------------   ------------    ------------   ------------
Income (loss) from operations                                1,283,081     (8,526,014)      2,493,081    (10,276,404)
Interest and other income, net                                 135,731        480,482         298,984      1,439,435
                                                          ------------   ------------    ------------   ------------
Income (loss) before provision for income taxes              1,418,812     (8,045,532)      2,792,065     (8,836,969)
Provision for income taxes                                     609,478        180,000       1,172,692      2,392,984
                                                          ------------   ------------    ------------   ------------
Net income (loss)                                         $    809,334   $ (8,225,532)   $  1,619,373   $(11,229,953)
                                                          ============   ============    ============   ============

Pro forma and net income (loss) per share                 $       0.10   $      (0.73)   $       0.21   $      (1.02)
                                                          ============   ============    ============   ============

Pro forma and weighted average common shares                 7,764,970     11,301,677       7,764,970     10,961,360
                                                          ============   ============    ============   ============

          See accompanying notes to consolidated financial statements.

                    SIMULATION SCIENCES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                                -------------------------------
                                                                                    1996               1997
                                                                                ------------       ------------
                                                                                          (UNAUDITED)
Cash flows from operating activities:
  Net income (loss)                                                             $  1,619,373       $(11,229,953)
  Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
     Depreciation and amortization                                                   692,227          1,389,406
     Provision for doubtful accounts                                                 400,929            175,000
     In-process research and development and other costs                                             17,520,000
     Change in operating assets and liabilities, net of the effect of acquisitions:
        Accounts receivable                                                          522,506            685,165
        Unbilled accounts receivable                                              (1,944,790)        (8,412,310)
        Income taxes receivable                                                      555,634
        Prepaid expenses and other current assets                                     61,642           (339,888)
        Other assets                                                              (1,389,218)          (551,765)
        Long-term installments receivable                                         (4,829,575)        (8,816,953)
        Accounts payable                                                             114,104           (370,344)
        Accrued vacation and bonus payable                                           297,011            533,321
        Other accrued liabilities                                                  1,145,206              4,841
        Income taxes payable                                                         497,360           (107,212)
        Deferred revenue                                                             (62,271)        (1,057,379)
                                                                                ------------       ------------
             Net cash used in operating activities                                (2,319,862)       (10,578,071)

Cash flow from investing activities:
  Purchases of property and equipment                                             (2,184,932)        (2,032,202)
  Cash paid for acquisitions                                                                         (6,555,500)
                                                                                ------------       ------------
             Net cash used in investing activities                                (2,184,932)        (8,587,702)

Cash flow from financing activities:
  Proceeds from the sale of stock under stock plans                                  149,877          1,426,634
                                                                                ------------       ------------
             Net cash provided by financing activities                               149,877          1,426,634
                                                                                ------------       ------------
             Net decrease in cash and cash equivalents                            (4,354,917)       (17,739,139)
Cash and cash equivalents at beginning of period                                   5,442,283         26,320,519
                                                                                ------------       ------------
Cash and cash equivalents at end of period                                      $  1,087,366       $  8,581,380
                                                                                ============       ============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Income taxes                                                               $    274,944       $  2,039,359
                                                                                ============       ============

Supplemental disclosures related to acquisitions:
  The Company acquired certain assets and technology of
  other companies as described in Note 5. These acquisitions are summarized as follows:
     In-process research and development                                                           $ 16,270,000
     Purchased technology                                                                             3,304,270
     Fair value of assets acquired                                                                    3,369,697
     Goodwill                                                                                         1,330,205
     Common stock issued                                                                             (3,910,000)
     Cash paid for acquisitions                                                                      (6,555,500)
     Obligations related to acquisitions                                                            (10,035,000)
                                                                                                   ------------
     Liabilities assumed                                                                           $  3,773,672
                                                                                                   ============


          See accompanying notes to consolidated financial statements.

                    SIMULATION SCIENCES INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION AND ACCOUNTING POLICIES

    The consolidated balance sheet as of September 30, 1997, the related consolidated statements of operations for the three and nine month periods ended September 30, 1996 and 1997, and the consolidated statements of cash flows for the nine month periods ended September 30, 1996 and 1997 are unaudited and in the opinion of management contain all necessary adjustments, consisting of normal recurring adjustments, for a fair presentation of such financial information. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 1996 Report on Form 10-K filed with the Securities and Exchange Commission. Interim results are not necessarily indicative of results for a full year.

    The consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited consolidated financial statements and notes for the year ended December 31, 1996.

    Goodwill - Goodwill represents the excess of the purchase price over the fair value of net assets acquired and is amortized using the straight line method over ten years. The Company periodically evaluates the recoverability of goodwill and, based on its most recent analysis, believes that no impairment exists at September 30, 1997.

     Purchased technology - Purchased technology represents an allocation of the purchase price with respect to certain technology acquired by the Company in its recent acquisitions (Note 5) and is amortized using the straight line method over 3 years. The Company periodically evaluates the recoverability of purchased technology and has written-off $1.3 million related to purchased technology acquired in a previous year. Such amount is included in in-process research development and other costs in the accompanying unaudited statements of operations. Based on its most recent analysis, the Company believes that no impairment exists at September 30, 1997.

2.  PRO FORMA AND NET INCOME (LOSS) PER SHARE

    Pro forma net income (loss) per share is computed by dividing net income
(loss) by the weighted average number of common and dilutive common equivalent shares outstanding. Weighted average common and common equivalent shares include common shares, warrants to purchase shares of common stock, stock options using the treasury stock method, and the pro forma conversion of all outstanding shares of preferred stock into shares of common stock. Net income (loss) per share is computed as described above and includes the actual conversion of the preferred shares into the same number of common shares upon the completion of the Company's initial public offering in October 1996.

    Pursuant to Securities and Exchange Commission Staff Accounting Bulletin Topic 4D, stock options granted during the twelve months prior to the date of the initial filing of the Company's Form S-1 Registration Statement have been included in the calculation of common equivalent shares using the treasury stock method as if they were outstanding for all periods presented.

3.  RECENT ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS No. 128), which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption is not permitted. When adopted, all previously reported earnings per share amounts must be restated based upon the provisions of the new standard. Pro forma basic and diluted loss per share calculated in accordance with SFAS No. 128 would be ($0.75) and

                   SIMULATION SCIENCES INC. AND SUBSIDIARIES

($0.71) for the three months ended September 30, 1997 and 1996, respectively, and ($1.06) and ($0.99) for the nine months ended September 30, 1997 and 1996, respectively.

    For the years beginning after January 1, 1998, the Company will adopt SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company is reviewing the impact of such statements on its financial statements.

4.  STOCK PLANS

    The following table summarizes stock option activity under the 1994 and 1996 Stock Option Plans for the nine months ended September 30, 1997:


                                                                NUMBER OF
                               NUMBER OF       PRICE PER         OPTIONS
                                 SHARES          SHARE         EXERCISABLE
                               ---------    --------------     -----------
Balance, January 1, 1997       1,464,812    $2.67 - $10.38        193,137
        Granted                  556,667     9.88 -  18.13        =======
        Exercised               (216,554)    2.67 -   7.50
        Canceled                (124,135)    2.67 -  16.25
                               ----------   --------------
Balance, September 30, 1997    1,680,790     2.67 -  18.13        245,445
                               ==========                         =======


    Options to purchase an additional 383,500 shares of common stock at $22.875 per share were issued and options to purchase 24,949 shares of common stock were exercised after September 30, 1997. As of September 30, 1997, there was no activity under the 1996 Director Plan.

    Employee Stock Purchase Plans - On June 30, 1997, 80,249 shares of common stock were purchased under the Company's 1996 Employee Stock Purchase Plans at $7.65 per share. At September 30, 1997, the Company had a liability of $238,934 recorded in connection with the future purchase of common stock under the plan.

5.  ACQUISITIONS

    In March 1997, the Company acquired substantially all of the assets of Visual Solutions, Inc. for $5.7 million, including acquisition costs, consisting of $1.8 million in cash and $3.9 million in common stock of the Company. Visual Solutions, Inc. was a privately held Texas corporation providing commercial simulation software and related services to the process industries. The acquisition was primarily accounted for under the purchase method of accounting and the purchase price was allocated to in-process research and development ($5.2 million), goodwill ($0.3 million), purchased technology ($0.1 million) and accounts receivable ($0.1 million). The amount allocated to in-process research and development was based upon management's assumptions.

    In March 1997, the Company acquired substantially all of the assets of Salumunek & Assoc., Inc., for approximately $950,000 in cash, including acquisition costs. Salumunek & Assoc., Inc. was a privately held Texas corporation providing plant performance monitoring software and related services to the process industries. The acquisition was accounted for under the purchase method of accounting and the purchase price was allocated primarily to goodwill.

    In May 1997, the Company entered into an agreement and acquired certain technology from Bayer AG for $1.0 million in cash, to be paid in equal installments over a five year period. The acquisition was accounted for under Statement of Financial Accounting Standards No. 68, Research and Development Arrangements (SFAS No. 68). In accordance with SFAS No. 68, an asset and liability have been recorded for an amount equal to the purchase price.

                    SIMULATION SCIENCES INC. AND SUBSIDIARIES

     In June 1997, the Company acquired certain technology and assets from Raytheon Engineers & Constructors, Inc. for $1.1 million in cash, including transaction costs, plus assumed liabilities of $30,000. The acquisition was primarily accounted for under the purchase method of accounting and the purchase price was primarily allocated to in-process research and development. The amount allocated to in-process research and development was based upon management's assumptions.

     In September 1997, the Company acquired certain business planning products from Shell Oil Products Company for $1.6 million, including transaction costs. The purchase price is to be paid in cash in the fourth quarter of 1997. The acquisition was accounted for under the purchase method of accounting and the purchase price was allocated to intangible assets.

     In September 1997, the Company acquired certain royalty rights and a purchase option with respect to certain advanced multivariable process control technology from Shell Oil Products Company for $1.1 million, including transaction costs. The purchase price is to be paid in cash in the fourth quarter of 1997. The acquisition was accounted for under the purchase method of accounting and the purchase price was allocated to intangible assets.

     In September 1997, the Company acquired an irrevocable, perpetual, exclusive royalty-free license with respect to certain solver and modeling technology from Shell Oil Products Company for a total of $6.2 million, including transaction costs. The purchase price is to be paid in 1998 as follows: $1.7 million in cash and $4.5 million in common stock. The acquisition was accounted for under the purchase method of accounting and the purchase price was allocated to in-process research and development ($6.0 million) and goodwill ($0.2 million). The amount allocated to in-process research and development was based upon management's assumptions.

     On September 30, 1997, the Company acquired substantially all of the assets of W.R. Biles & Associates, Inc. for $5.6 million, including acquisition costs. The purchase price consisted of $2.5 million in cash and $2.7 of assumed net liabilities (net of $0.8 million in assets), plus transaction costs. W.R. Biles & Associates, Inc. was a privately held Texas based corporation providing process information solutions to companies in the chemical, pharmaceutical, food and beverage and other industries. The acquisition was accounted for under the purchase method of accounting and the net purchase price was allocated to in-process research and development ($4.0 million), purchased technology ($1.6 million), accounts receivable ($0.7 million) and fixed assets ($0.1 million) and accrued liabilities ($3.7 million). The amount allocated to in-process research and development was based upon management's assumptions.

    The following unaudited pro forma information presents results of operations of the Company for the year ended December 31, 1996 and the nine month period ended September 30, 1997, as if the W.R. Biles and Associates, Inc. acquisition had been consummated as of the beginning of 1996. The pro forma information is presented for information purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined enterprise.

                              Year Ended       Nine Months Ended
                           December 31, 1996   September 30, 1997
                           -----------------   ------------------
Total revenues                $56,185,185         $48,823,800
Net loss                     (  2,286,959)       (  8,550,341)
Loss per share               ($      0.30)       ($      0.78)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Simulation Sciences Inc. is a leading provider of commercial application software and related services to the petroleum, petrochemical, industrial chemical and other process industries, as well as the engineering and construction firms that support those industries. The Company's software products are designed to increase customers' profitability by reducing their capital investment costs, increasing yields, improving product quality and enhancing management decision making.

    The Company generally licenses its software pursuant to non-cancelable, one to five year term licenses. The Company receives over 90% of its worldwide revenue from licenses of its software products. These licenses obligate the Company to provide customer support, maintenance and any product updates. During the past five years, the substantial majority of all licenses have been renewed.

    Revenue from the Company's primary simulation product, PRO/II, accounted for approximately 70% of total revenue in each of the last three years. The remainder of the Company's revenue is derived from the license of other products and services.

    The Company recognizes revenue from product licensing agreements in accordance with the American Institute of Certified Public Accountants Statement of Position No. 91-1, Software Revenue Recognition ("SOP 91-1"). SOP 91-1 generally requires recognition of license revenue upon shipment or renewal and recognition of revenue for maintenance and support ratably over the life of the contract. However, if license fees and maintenance and support charges are not separately identified, then all revenue from the contract must be recognized ratably over its life. More than 95% of the Company's license contracts entered into before 1996 did not separately identify software license fees and charges for maintenance and support obligations. As a result, the Company recognized revenue from these contracts ratably over the terms of such contracts in accordance with SOP 91-1 ("Ratable Revenue"). The remaining contracts identified the cost of the license fee and maintenance and support separately and, under SOP 91-1, the Company recognized revenue from the license portion of the contracts upon shipment or renewal ("License Revenue") and from the maintenance and support portion of such contracts as Ratable Revenue. Accordingly, the revenue recognized under a contract resulting in License Revenue recognition will be higher in the quarter of shipment or renewal, and lower in later quarters, than that recognized under a contract resulting only in Ratable Revenue recognition. In order to more closely conform to industry-standard practices regarding licenses and maintenance agreements, the Company began entering into contracts for new and renewing customers that separately identify software license fees and maintenance and support charges, resulting in recognition of License Revenue on an increased portion of contracts. The substantial majority of the Company's new and renewal contracts now contain terms that result in License Revenue. For this reason, the Company does not believe that revenue and results of operations for periods ended on or prior to June 30, 1996 will be directly comparable to results for future periods. Furthermore, because the Company had only begun to recognize License Revenue during the quarter ending March 31, 1996, the Company does not believe that revenue and results of operations for the nine month period ended September 30, 1997 are directly comparable to the results for the year earlier period. Revenue recognition on certain service offerings is based on percentage of completion and on attainment of project milestones.

    During 1997, the Company has pursued its strategy of acquiring complementary businesses, products and technologies to broaden the Company's product and service offerings and to further penetrate its markets. During the first nine months of 1997, the Company completed eight acquisitions of assets, licenses or technologies. See "Note 5 of Notes to Unaudited Consolidated Financial Statements -- Acquisitions".

A.  RESULTS OF OPERATIONS

    Three Months Ended September 30, 1996 and September 30, 1997

    The following table sets forth certain items in the Company's consolidated statements of operations in thousands of dollars and as a percentage of total revenue for the three months ended September 30, 1996 and 1997.


                                                              THREE MONTHS ENDED SEPTEMBER 30,
                                                           -------------------------------------
                                                                  1996                1997
                                                           ----------------    -----------------
                                                            AMOUNT      %       AMOUNT       %
                                                           --------   -----    --------    -----
                                                                     (in thousands)
Revenue
     Software license revenue                              $ 11,645    96.3%   $ 14,987     95.1%
     Services and other revenue                                 452     3.7         765      4.9
                                                           --------   -----    --------    -----
          Total revenue                                      12,097   100.0      15,752    100.0
Cost of revenue
     Cost of software license revenue                         1,154     9.5         819      5.2
     Cost of services and other revenue                         369     3.1         696      4.4
                                                           --------   -----    --------    -----
          Total cost of revenue                               1,523    12.6       1,515      9.6
                                                           --------   -----    --------    -----
Gross profit                                                 10,574    87.4      14,237     90.4
Operating expenses
     Sales and marketing                                      4,566    37.7       4,443     28.2
     Research and development                                 2,782    23.0       4,334     27.5
     General and administrative                               1,943    16.1       2,736     17.4
     In-process research and development and other costs                         11,250     71.4
                                                           --------   -----    --------    -----
          Total operating expenses                            9,291    76.8      22,763    144.5
                                                           --------   -----    --------    -----
Income (loss) from operations                                 1,283    10.6      (8,526)   (54.1)
Interest and other income, net                                  135     1.1         480      3.0
                                                           --------   -----    --------    -----
Income (loss) before provision for income taxes               1,418    11.7      (8,046)   (51.1)
Provision for income taxes                                      609     5.0         180      1.1
                                                           --------   -----    --------    -----
Net income (loss)                                          $    809     6.7%   $ (8,226)   (52.2)%
                                                           ========   =====    ========    =====


    Total Revenue. Total revenue increased 30% to $15.8 million for the three months ended September 30, 1997 from $12.1 million for the three months ended September 30, 1996. Software license revenue, which includes revenue from software licenses, maintenance and support fees, increased 29% to $15.0 million for the three months ended September 30, 1997 from $11.6 million for the three months ended September 30, 1996. The increase in software license revenue was primarily attributable to renewals of licenses for higher fees, addition of new products and services to renewing contracts and licenses to new customers. Services and other revenue, which includes integration, Rigorous On-line Modeling ("ROM"), consulting and training services, was $0.8 million and $0.5 million for the three months ended September 30, 1997 and 1996, respectively. The increase in services and other revenue primarily related to an increase in non-ROM activity.

    Total Cost of Revenue. Total cost of revenue was $1.5 million for the three months ended September 30, 1997 and 1996. Cost of software license revenue, which includes costs of production and distribution, customer support and maintenance, and royalties, decreased 29% to $0.8 million from $1.2 million for the three months ended September 30, 1997 and 1996, respectively. Cost of software license revenue as a percentage of software license revenue was 5% and 10% in the three months ended September 30, 1997 and 1996, respectively. The decrease as a percentage of software license revenue was due primarily to the increase in software license revenue. Cost of services and other revenue, which includes costs of personnel involved in project execution and training, as well as travel, third-party professional fees and related administrative costs, increased 89% to $0.7 million from $0.4 million for the three months ended September 30, 1997 and 1996, respectively. Cost of services and other revenue as a percentage of services and other revenue increased to 91% from 82% for the three months ended September 30, 1997 and 1996, respectively.

    Sales and Marketing. Sales and marketing expenses decreased 3% to $4.4 million for the three months ended September 30, 1997 from $4.6 million for the three months ended September 30, 1996. Sales and marketing expenses as a percentage of total revenue were 28% and 38% for the three months ended September 30, 1997 and 1996, respectively. The Company anticipates that sales and marketing expenses will increase in dollars and may fluctuate as a percentage of total revenue in the future.*

    Research and Development. Research and development expenses increased 56% to $4.3 million for the three months ended September 30, 1997 from $2.8 million for the three months ended September 30, 1996. Research and development expenses as a percentage of total revenue were 28% and 23% for three months ended September 30, 1997 and 1996, respectively. The increase in dollars was primarily due to an increase in the number of technical professionals , including support staff, as well as personnel hired in connection with acquisitions. The Company expects to continue to devote substantial resources to its research and development efforts to continue to develop and support the Company's highly complex software products.* Accordingly, the Company anticipates that research and development expenses will increase in dollars and may fluctuate as a percentage of total revenue in the future.*

    General and Administrative. General and administrative expenses increased 41% to $2.7 million for the three months ended September 30, 1997 from $1.9 million for the three months ended September 30, 1996. General and administrative expenses as a percentage of total revenue were 17% and 16% in the three months ended September 30, 1997 and 1996, respectively. The increase in general and administrative expenses in dollars was primarily due to the costs associated with being a publicly held company, personnel-related costs, costs associated with the Company's tax planning program, and consulting and legal expenses. The Company anticipates that its general and administrative expenses will increase in dollars and may fluctuate as a percentage of total revenue in the future.*

     In-process Research and Development and Other Costs. In-process research and development expense of $10.0 million for the three months ended September 30, 1997 was due to the allocation of a portion of the purchase price of technology acquired from Shell Oil Products Company and W. R. Biles & Associates, Inc. The amounts allocated to in-process research and development were based upon management's assumptions. Other costs of $1.3 million is due to the write off of amounts paid in a previous year in connection with certain technology acquired from Shell Oil Products Company. (See "Note 5 of Notes to Unaudited Consolidated Financial Statements - Acquisitions").

     Interest and Other Income, Net. Interest and other income, net increased $345,000 to $480,000 for the three months net ended September 30, 1997 from $135,000 for the three months ended September 30, 1996. The increase was primarily attributable to interest income associated with the proceeds received in the Company's initial public offering in the fourth quarter of 1996 and an increase in interest income from the effect of the change in contract terms.

    Provision for Income Taxes. The Company's effective tax rate on pre-tax income, excluding the in-process research and development and other costs, decreased to 39% from 43% for the three months ended September 30, 1997 and 1996, respectively, due to the Company's implementation of a tax planning program.

    Net Income (loss). Net loss was $8.2 million for the three months ended September 30, 1997 compared to net income of $809,000 for the three months ended September 30, 1996. Excluding the $11.3 million in charges for in-process research and development and other costs, net income for the three months ended September 30, 1997 would have been approximately $2.0 million.


* Denotes forward looking statement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results of Operations."

    Nine Months Ended September 30, 1996 and September 30, 1997

    The following table sets forth certain items in the Company's consolidated statements of operations in thousands of dollars and as a percentage of total revenue for the nine months ended September 30, 1996 and 1997.

                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                           ---------------------------------------
                                                                  1996                1997
                                                           ------------------  -------------------
                                                            AMOUNT        %     AMOUNT         %
                                                           --------     -----  --------      -----
                                                                          (in thousands)
Revenue:
     Software license revenue                              $ 31,281      92.3% $ 41,913       95.1%
     Services and other revenue                               2,607       7.7     2,182        4.9
                                                           --------     -----  --------      -----
          Total revenue                                      33,888     100.0    44,095      100.0
Cost of revenue:
     Cost of software license revenue                         2,932       8.6     2,613        5.9
     Cost of services and other revenue                       1,922       5.7     2,002        4.6
                                                           --------     -----  --------      -----
          Total cost of revenue                               4,854      14.3     4,615       10.5
                                                           --------     -----  --------      -----
Gross profit                                                 29,034      85.7    39,480       89.5
Operating expenses:
     Sales and marketing                                     11,905      35.1    13,189       29.9
     Research and development                                 9,627      28.4    11,835       26.8
     General and administrative                               5,009      14.8     7,212       16.4
     In-process research and development and other costs                         17,520       39.7
                                                           --------     -----  --------      -----
          Total operating expenses                           26,541      78.3    49,756      112.8
                                                           --------     -----  --------      -----
Income (loss) from operations                                 2,493       7.4   (10,276)     (23.3)
Interest and other income, net                                  299       0.9     1,439        3.3
                                                           --------     -----  --------      -----
Income (loss) before provision for income taxes               2,792       8.3    (8,837)     (20.0)
Provision for income taxes                                    1,173       3.5     2,393        5.5
                                                           --------     -----  --------      -----
Net income (loss)                                          $  1,619       4.8% $(11,230)     (25.5)%
                                                           ========     =====  ========      =====


    Total Revenue. Total revenue increased 30% to $44.1 million for the nine months ended September 30, 1997 from $33.9 million for the nine months ended September 30, 1996. Software license revenue, which includes revenue from software licenses, maintenance and support fees, increased 34% to $41.9 million for the nine months ended September 30, 1997 from $31.3 million for the nine months ended September 30, 1996. The increase in software license revenue was primarily attributable to the effect of the change in contract terms, renewals of licenses for higher fees, addition of new products and services to renewing contracts and licenses to new customers. Services and other revenue, which includes integration, ROM, consulting and training services, decreased 16% to $2.2 million from $2.6 million for the nine months ended September 30, 1997 and 1996, respectively. The decrease in services and other revenue primarily relates to a decrease in ROM projects.

    Total Cost of Revenue. Total cost of revenue decreased 5% to $4.6 million for the nine months ended September 30, 1997 from $4.9 million for the nine months ended September 30, 1996. Cost of software license revenue, which includes costs of production and distribution, customer support and maintenance, and royalties, was $2.6 and $2.9 million for the nine months ended September 30, 1997 and 1996, respectively. Cost of software license revenue as a percentage of software license revenue was 6% and 9% in the nine months ended September 30, 1997 and 1996, respectively. The decrease as a percentage of software license revenues was due primarily to the increase in software license revenues. Cost of services and other revenue, which includes costs of personnel involved in project execution and training, as well as travel, third-party professional fees and related administrative costs, was $2.0 million and $1.9 million for the nine months ended September 30, 1997 and 1996, respectively. Cost of services and other revenue as a percentage of services and other revenue increased to 92% from 74% for the nine months ended September 30, 1997 and 1996, respectively, primarily due to the decrease in services and other revenue during the period and underutilization of services personnel and other resources.

    Sales and Marketing. Sales and marketing expenses increased 11% to $13.2 million for the nine months ended September 30, 1997 from $11.9 million for the nine months ended September 30, 1996. Sales and marketing expenses as a percentage of total revenue were 30% and 35% for the nine months ended September 30, 1997 and 1996, respectively. The increase in sales and marketing expenses in dollars was due primarily to an increase in the number of sales and marketing professionals and related expenses. The Company anticipates that sales and marketing expenses will increase in dollars and may fluctuate as a percentage of total revenue in the future.*

    Research and Development. Research and development expenses increased 23% to $11.8 million for the nine months ended September 30, 1997 from $9.6 million for the nine months ended September 30, 1996. Research and development expenses as a percentage of total revenue were 27% and 28% for the nine months ended September 30, 1997 and 1996, respectively. The dollar increase in research and development expenses was primarily due to an increase in the number of technical professionals, including support staff, as well as personnel hired in connection with acquisitions. The Company expects to continue to devote substantial resources to its research and development efforts to continue to develop and support the Company's highly complex software products.* Accordingly, the Company anticipates that research and development expenses will increase in dollars and may fluctuate as a percentage of total revenue in the future.*

    General and Administrative. General and administrative expenses increased 44% to $7.2 million for the nine months ended September 30, 1997 from $5.0 million for the nine months ended September 30, 1996. General and administrative expenses as a percentage of total revenue were 16% and 15% in the nine months ended September 30, 1997 and 1996, respectively. The increase in general and administrative expenses in dollars was primarily due to the costs associated with being a publicly held company, personnel related costs, costs associated with the Company's tax planning program, and consulting and legal expenses. The Company anticipates that its general and administrative expenses will increase in dollars and may fluctuate as a percentage of total revenue in the future.*

     In-process Research and Development and Other Costs. In-process research and development expense of $16.2 million for the nine months ended September 30, 1997 was due to the allocation of a portion of the purchase price of technology acquired. The amounts allocated to in-process research and development were based on management's assumptions. Other costs of $1.3 million was due to the write off of amounts paid in previous years in connection with certain technology acquired from Shell Oil Products Company. (See Note 5 of Notes to Unaudited Consolidated Financial Statements - Acquisitions.)

     Interest and Other Income, Net. Interest and other income, net increased $1.1 million to $1.4 million for the nine months ended September 30, 1997 from $0.3 million for the nine months ended September 30, 1996. The increase was primarily attributable to interest income associated with the proceeds received in the Company's initial public offering in the fourth quarter of 1996 and an increase in interest income from the effect of the change in contract terms. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."

    Provision for Income Taxes. The Company's effective tax rate on pre-tax income, excluding the in-process research and development and other costs, decreased to 40% from 42% for the nine months ended September 30, 1997 and 1996, respectively, due to the Company's implementation of a tax planning program.

    Net Income (loss). Net loss was $11.2 million for the nine months ended September 30, 1997 compared to net income of $1.6 million for the nine months ended September 30, 1996. Excluding the $17.5 million in charges for in-process research and development and other costs, net income for the nine months ended September 30, 1997 would have been $5.2 million.

* Denotes forward looking statement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results of Operations."

LIQUIDITY AND CAPITAL RESOURCES

    During the past three years, the Company has satisfied its cash needs principally through cash generated from operations, if any, existing cash resources and net proceeds from the Company's initial public offering in October 1996. Cash used in operating activities for the nine months ended September 30, 1997 was $10.6 million, which was primarily attributable to increases in long-term installments receivable, unbilled accounts receivable and deferred revenue, partially offset by income (net of the $17.5 million for the charge for in-process research and development and other costs).

    Cash used in investing activities during the nine months ended September 30, 1997 was $8.6 million, which was primarily attributable to the acquisition of certain assets (see "Notes to Unaudited Consolidated Financial Statements - Acquisition") and the purchase of property and equipment.

    Cash provided by financing activities of $1.4 million for the nine months ended September 30, 1997 was due to the purchase of shares of the Company's Common Stock in connection with stock plans.

     Available sources of funds at September 30, 1997 consisted of $8.6 million in cash and cash equivalents and a $2.7 million revolving line of credit, net of $0.3 million in outstanding letters of credit, with a commercial bank. The revolving line of credit provides for an unsecured line of credit up to $3.0 million at the bank's prime rate, contains certain financial and other covenants, and expires March 31, 1999. At September 30, 1997, the Company was not in compliance with certain financial covenants. However, there are currently no outstanding borrowings under the agreement as of September 30, 1997. The Company is currently exploring various alternatives to increase its cash reserves, which include, but are not limited to, its current discussions with its bank to increase the existing credit facility and to obtain waivers for the Company's current noncompliance.

    The Company currently does not anticipate that capital expenditures in the foreseeable future will vary materially from amounts incurred in previous years, except that the Company may relocate one or more of its offices in 1998.

    The Company believes that existing cash resources, the existing line of credit, cash flow from operations, if any, together with the Company's borrowing capacity will be sufficient to fund the Company's operations during the next 12 months.*

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

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

    Fluctuations in Future Operating Results. The Company's operating results have fluctuated in the past and may fluctuate significantly from quarter to quarter or on an annual basis in the future as a result of a number of factors, including, but not limited to: the size and timing of customer orders; changes in license renewal rates, timing of renewals or failure of existing customers to renew their licenses with the Company when their current licenses expire; the length of the Company's sales cycle; the timing and structure of future acquisitions, if any; level of services and other activity; timing of new product announcements and introductions by the Company and its competitors; the Company's ability to develop, introduce and market new products and product enhancements or service offerings; market acceptance of the Company's products; deferrals of customer orders in anticipation of new products or product enhancements or service offerings; market success of the Company's service offerings; changes in contract terms (including terms affecting the timing of recognition of license revenue) and the rate at which such changes are made; the Company's ability to control costs, including the need for and degree of use of, third-party contractors and the hiring of new employees; political instability in, or trade embargoes with respect to, foreign markets; changes in the Company's management team; and fluctuating economic conditions.*


* Denotes forward looking statement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results of Operations."

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

    Product Concentration. The Company derives a substantial portion of its total revenue from sales of its PRO/II simulation product. The Company currently expects PRO/II, individually or integrated with other products, to account for a significant portion of the Company's total revenue in the future.* Accordingly, factors adversely affecting the pricing of or demand for PRO/II, including products and pricing terms offered by competitors or the demand for simulation software in general, could have a material adverse effect on the Company's business, operating results and financial condition.*

    Concentration of Revenue in the Petroleum Industry. The Company derives a substantial majority of its total revenue from software licenses and services to companies in the highly cyclical petroleum industry. Accordingly, the Company's future success is dependent upon the continued demand for process engineering software by companies in the petroleum industry. In addition, companies in the petroleum industry are experiencing growing pressures to consolidate in response to the increasing need to reduce costs to remain competitive. There can be no assurance that consolidation in the petroleum industry will not result in a loss of customers or revenue or will not otherwise have a material adverse effect on the Company's business, operating results or financial condition.

    Dependence on Contract Renewals. The Company derives a significant portion of its total revenue from the renewal of license agreements with existing customers. Since the Company's planned expense levels are based in part on management's expectations regarding renewal rates and future revenue, if renewals and revenue are below expectations in any quarter, the adverse effect may be magnified by the Company's inability to adjust spending in a timely manner to compensate for the revenue shortfall, which could have a material adverse effect on the Company's business, operating results and financial condition. The Company expects contract renewals to account for an increasing portion of the Company's total revenue in the future as the Company increases the number of contracts for renewing customers that result in the recognition of license revenue upon shipment.* There can be no assurance that the Company will be able to maintain its historical renewal rates, and any significant or ongoing decline in renewal rates could have a material adverse effect on the Company's business, operating results and financial condition.

     Risks Associated with Past and Future Acquisitions. In recent periods, the Company completed several acquisitions of assets, licenses or technology and the related hiring of numerous employees. The integration of the acquired assets, licenses and technology will involve the assimilation of operations and products, which could divert the attention of the Company's management team and may have a material adverse effect on the Company's operating results in future quarters. The Company's strategy includes consideration of additional acquisitions in the future, although there can be no assurance that suitable companies, technologies or products will be available for acquisition.* Such acquisitions entail numerous risks, including an inability to assimilate acquired operations and products successfully, diversion of management's attention, difficulties and uncertainties in transitioning the business relationships from the acquired entity to the Company, difficulty in integrating new employees, and loss of key employees of acquired companies. In addition, future acquisitions by the Company may result in dilutive issuances of equity securities, the incurrence of debt, large one-time expenses, and the creation of goodwill or other intangible assets that could result in significant amortization expense. Any one or more of these factors could have a material adverse effect on the Company's business, operating results and financial condition.

     Need to Achieve Greater Market Penetration. The success of the Company's strategy is dependent upon increased market acceptance of commercial simulation software in general, and of the Company's software products and services in particular, in the process industries. In recent periods, the Company has increased sales and marketing expenditures and expects to continue to increase such expenditures in future periods in an effort to achieve greater market penetration in the process industries.* In addition to SimSci's traditional emphasis on petroleum and petrochemical process industries, the Company is increasing its marketing and product targeting efforts in the industrial chemical, pharmaceutical and fine chemical industries. If the Company fails to increase market acceptance of its products, or if the Company's sales and marketing efforts do not result in a corresponding increase in total revenue through greater market penetration, the Company's operating margins and opportunity for future growth would be substantially restricted and therefore could have a material adverse effect on the Company's business, operating results and financial condition.

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

    The Company experiences its primary competition from potential customers' decisions to develop their own software internally rather than purchasing commercial software products such as those offered by the Company. As a result, the Company must continuously educate existing and prospective customers about the advantages of purchasing the Company's products and services. There can be no assurance that these customers or other potential customers will perceive sufficient value in the Company's products and services to justify purchasing them. The Company has experienced and expects to continue to experience competition from current and future competitors, some of which have significantly greater financial, technical, marketing and other resources than the Company.* The Company's current direct competitors include, among others, Aspen Technology, Inc., Hyprotech, Ltd. and Chemstations, Inc., and, with respect to the Company's technology and consulting services, the Hi-Spec division of Honeywell, Inc., the Advanced Control and Optimization Division of Aspen Technology, Inc. and ABB Simcon Inc. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and the failure to do so would have a material adverse effect upon the Company's business, operating results and financial condition.

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

    Dependence on Strategic Relationships. The Company is dependent in part on a number of strategic alliances for the joint development or marketing of its products. For example, the Company has entered into a number of strategic alliances with respect to its new products and product enhancements, including a development arrangement with Mobil Oil Corporation with respect to NETOPT; a joint development arrangement with Shell Oil Products Company, a subsidiary of Shell Oil Company, with respect to ROMeo; and a development and marketing agreement with IFP, ELF and TOTAL with respect to PIPEPHASE-TACITE, a general cooperation agreement with Bayer AG with respect to Simulation Manager, and a marketing agreement with Japan National Oil Corporation ("JNOC") with respect to the integration of PIPEPHASE with JNOC's well simulation program. The Company also has entered into cooperation agreements with Fluor Daniel, IBM and SAP AG. Failure of one or more of the Company's strategic alliances to achieve commercial success, or the termination of one or more of such alliances, could result in delay or termination of product development projects, reduction in market penetration, decreased ability to win new customers or loss of confidence by current or potential customers, any of which could have a material adverse effect on the Company's business, results of operations or financial condition.


* Denotes forward looking statement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results of Operations."

    Dependence Upon Product Development; Need to Develop New and Acquired Technologies. The software market in which the Company competes is subject to rapid technological change, frequent introductions of new products, changes in customer demand and evolving industry standards which can render existing products obsolete and unmarketable. In addition, an important part of the Company's product development strategy is to acquire or obtain rights to new technologies from third parties to enhance the Company's existing products or to develop into new products. In this regard, during the first nine months of 1997, the Company completed eight acquisitions of assets, licenses and technology, including technology that will require significant additional development before release in commercial products. There can be no assurance that the Company will be successful in acquiring, developing and marketing products or enhancements to existing products or new products that respond to technological change, evolving industry standards or customer requirements, that the Company will not experience difficulties that could delay or prevent the successful acquisition, development, introduction and sale of such enhancements or new products, or that such enhancements or new products will adequately meet the requirements of the marketplace and achieve market acceptance, and the failure to do so would have a material adverse effect on the Company's business, operating results and financial condition.

    Management of Growth. The Company's business is currently experiencing a period of growth that has placed and is expected to continue to place a significant strain on the Company's personnel and resources.* The Company's recent growth is attributable in part to recent acquisitions of businesses, products and technologies, and the related hiring of officers and employees of such acquired businesses. The Company's ability to manage future growth, if any, will depend on its ability to continue to implement and improve operational, financial and management information and controls systems on a timely basis, together with maintaining effective cost controls, and any failure to do so could have a material adverse effect on the Company's business, operating results and financial condition.*

    Limited Protection of Proprietary Rights. The Company relies upon a combination of copyright, trade secret and trademark laws to protect its proprietary technology. The Company enters into confidentiality agreements with its employees, developers, distributors and customers and limits access to and distribution of the source code to its software and other proprietary information. However, policing unauthorized use of the Company's products is difficult. There can be no assurance that the steps taken by the Company in this regard will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

    Certain technology used in the Company's current products and products under development is licensed from third parties. These licenses may require the Company to pay royalties and to fulfill confidentiality obligations. The termination of any such licenses, or the failure of the third party licensors to adequately maintain or update their products, could result in a material adverse effect on the Company's business, operating results and financial condition by delaying the Company's ability to ship products.*

    From time to time third parties may assert patent, trademark, copyright and other intellectual property rights to technologies that are important to the Company. In such an event, the Company may be required to incur significant costs in litigating a resolution to the asserted claims.* There can be no assurance that such a resolution would not require that the Company pay damages or obtain a license of a third party's proprietary rights.

    Dependence on Contract Developers. The Company currently subcontracts certain aspects of its research and development to outside contractors. There can be no assurance that the Company will be able to manage its contract developers effectively or that these developers will meet the Company's future requirements for timely delivery of high-quality products.

    Year 2000 Compliance. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than three years, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Although the Company believes that its products and internal systems are Year 2000 compliant, the Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance.* These expenditures may result in reduced funds available to purchase software products such as



* Denotes forward looking statement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results of Operations."

those offered by the Company, which could result in a material adverse effect on the Company's business, operating results and financial condition.

    Volatility of Stock Price. The market price for the Company's Common Stock has in the past been and in the future could be subject to significant fluctuations as a result of a number of factors, including the announcement of new products, product enhancements or new services by the Company or its competitors, quarterly variations in the Company's results of operations or the results of operations of the Company's competitors, changes in earnings estimates or recommendations by securities analysts, developments in the Company's industry, general market conditions and other factors, including factors unrelated to the operating performance of the Company or its competitors. In addition, stock prices for many companies, including SimSci, have been adversely affected by recent world financial market events, including significant market volatility in late October 1997. Stock prices for many companies in the technology and emerging growth sectors have experienced wide fluctuations that have often been unrelated to the operating performance of such companies. Such factors and fluctuations may adversely affect the market price of the Company's Common Stock. See "Price Range of Common Stock."

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

    Dependence on Key Personnel. The Company's future business results depend in significant part on the Company's Chief Executive Officer and other senior management and key employees, including certain technical, managerial and marketing personnel. The loss of the services of any of these individuals or groups of individuals could have a material adverse effect on the Company's business, operating results and financial condition.*

    Risks Associated With Facilities Moves. The Company has recently entered into a new lease for an approximately 45,000 square foot facility in the Houston, Texas area and intends to consolidate its Houston-area operations by relocating them to this facility in the near future. In addition, the Company is currently seeking alternate space near its Brea, California headquarters and could also move its Brea operations in the near future. Each move of Company facilities involves coordination of complex events in order to avoid or minimize disruption or delay of the Company's operations, including potential delays in product development or shipment of products. If any of the anticipated facility moves were to result in significant delays in product development or other disruption of operations, the Company's business, operating results and financial condition could be materially adversely affected.

    Anti-takeover Effects of the Company's Charter, Bylaws and Delaware Law. The Company's Board of Directors has the authority to issue up to 5,000,000 shares of Preferred Stock and to fix the rights, preferences, privileges and restrictions, including voting rights, without any further vote or action by the stockholders. The rights of the holders of any Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock could have the effect of delaying, deferring or preventing a change in control of the Company. In addition, the Company has a Stockholders Rights Agreement that could discourage potential acquisition proposals and could delay or prevent a change in control of the Company. The Company is also afforded the protections of the anti-takeover provisions of Section 203 of the Delaware General Corporation Law ("Section 203"). The protections of the Company's Stockholder Rights Agreement and Section 203 together with certain other provisions of the Company's charter and bylaws, may have the effect of discouraging, delaying or preventing a merger, tender offer or proxy contest, which could adversely affect the market price of the Company's Common Stock.



* Denotes forward looking statement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results of Operations."

competitors. In addition, stock prices for many companies in the technology and emerging growth sectors have experienced wide fluctuations that have often been unrelated to the operating performance of such companies. Such factors and fluctuations may adversely affect the market price of the Company's Common Stock.*


* Denotes forward looking statement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results of Operations."

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

        (a)    Exhibits

               27.1  Financial Data Schedule

               99.1 Lease Agreement dated September 2, 1997 between Registrant and The Prudential Insurance Company of America

        (b) A report on Form 8-K was filed on September 30, 1997 in connection with the acquisition of certain technology from Shell Oil Products Company.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              Simulation Sciences Inc.
                                                   (Registrant)

Date:  October 29, 1997                 /s/      CHARLES R. HARRIS
                                       -------------------------------------
                                                 Charles R. Harris
                                       President and Chief Executive Officer

Date:  October 29, 1997                 /s/       ROBERT E. GRICE
                                       -------------------------------------
                                                  Robert E. Grice
                                        Executive Vice President of Finance
                                            and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 Exhibit Index

        27.1           Financial Data Schedule

        99.1 Lease Agreement dated September 2, 1997 between Registrant and The Prudential Insurance Company of America