Form 10-K
period 1997-12-31
SIMULATION SCIENCES INC
filed 1998-03-31
CIK 1013795

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________ to ___________

                        Commission File Number: 000-21283


                            SIMULATION SCIENCES INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware(State or other jurisdiction of incorporation or
      organization) 601 Valencia Avenue, Suite 100, Brea, California 92823
               (Address of principal executive offices) (Zip Code)


                 95-2487793 (I.R.S. Employer Identification No.)

       Registrant's telephone number, including area code: (714) 579-0412

        Securities registered pursuant to Section 12(b) of the Act: NONE
           Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, $.001 par value per share
           Preferred Share Purchase Rights, $.001 par value per share

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             ----

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 16, 1998 was $132,642,242 based on a total of 14,140,964 shares held by non-affiliates and the closing price reported on the Nasdaq National Market on that date, which was $9.38 per share.

The registrant had 14,143,609 shares of common stock, $.001 par value, outstanding as of March 16, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III is incorporated by reference to portions of the registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders' to be filed pursuant to Regulation 14A.

                                     PART I

ITEM 1.  BUSINESS

         Simulation Sciences Inc. ("SimSci" or the "Company") is a leading provider of commercial application software and related services to the petroleum, petrochemical, industrial chemical and other process industries, as well as the engineering and construction firms that support those industries. SimSci's software products are designed to increase customers' profitability by reducing their capital investment costs, increasing yields, improving product quality and enhancing management decision making. The Company's core simulation technology includes a substantial collection of physical property data and modeling algorithms used to calculate physical and chemical characteristics of materials under a broad set of operating conditions. Key applications addressed by SimSci's products and services include oil and gas production optimization, process design, operational analysis, process information management, on-line modeling and optimization, plant performance monitoring, data reconciliation, and environmental compliance. SimSci provides support and service to more than 650 customers in over 65 countries.

INDUSTRY BACKGROUND

         SimSci provides commercial simulation software and related services to the process industries worldwide. According to industry sources, the aggregate number of processing facilities in the process industries is approximately 14,000 worldwide. Companies in these capital-intensive process industries must continually seek ways to increase the efficiency of their plant designs and production operations to increase profitability and improve return on investment. Because plants in these industries process very large volumes of materials, even slight increases in efficiency may result in significant increases in profitability. For example, a sixteen-cent per barrel reduction in oil processing costs would yield an $8.8 million annual increase in profits for a typical oil refinery that processes 150,000 barrels per day. Furthermore, increasingly intense global competition and stringent environmental and safety regulations have placed additional pressure on companies in the process industries to optimize the conversion of raw materials into finished products.

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

         Historically, simulation software was custom designed by each company and operated on large mainframe computers. Because of the restricted capabilities of these computers, early software models had a limited range of application and required substantial company resources to maintain and support. The time required to process a new scenario was often many hours, resulting in the modeling of operations using non-current data, with an attendant inability to determine optimal plant settings in a timely way. Because of the time required to simulate production processes in this off-line manner, operations personnel were unable to use these models in production decisions. Further, this proprietary software was not designed for widespread use within a company, making consistency in results throughout an enterprise difficult to achieve. In addition, this software was focused primarily on process design rather than ongoing operations or management and had highly technical interfaces that required specialized programming knowledge and chemical engineering skills to operate. Furthermore, these software models were not designed for sharing of data over networked computers.

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

THE SIMSCI SOLUTION

         SimSci's products and services are designed to increase process manufacturers' profitability by enabling the accurate, reliable design of more efficient processes and the use of better decision-support tools to improve plant operations. The Company's principal product has an easy-to-use Graphical User Interface ("GUI") and operates on industry standard hardware and software platforms. This product's open, object-based architecture facilitates interoperability with customer-developed applications and enables the effective use of simulation technology throughout the enterprise. The Company's core simulation technology includes a substantial proprietary collection of physical property data and modeling algorithms used to calculate physical and chemical characteristics of materials under a broad set of operating conditions. Because SimSci's software modules are readily applicable in multiple applications, different departments within an enterprise can share common models, thus increasing the accuracy, timeliness and consistency of information use across multiple departments. The Company's software provides both managers and engineers with critical process information necessary to make more informed decisions.

        Design. The Company's products allow design engineers to predict the behavior of chemical and physical processes, shorten the time required to design new processes or improve existing processes, achieve more efficient designs, decrease the cost of constructing or improving plants, and more easily comply with environmental and safety requirements.

        Operate. Operations engineers use SimSci products to improve a manufacturer's cost structure and profitability by modifying plant processes to reduce raw material requirements, save energy, maintain quality, enhance product yield and increase throughput. The Company also delivers customized, turn-key solutions, for example, through its production accounting ("OpenYield") and Rigorous On-line Modeling ("ROM") service offerings. OpenYield uses reconciled plant data to measure plant performance and ROM uses on-line links to plant data for improving operations without interrupting the ongoing stream of materials.

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

        Leverage Core Simulation Technology. Over the last three decades, the Company has created proprietary algorithms, designed process unit models and developed physical and chemical property prediction methods for rigorous process simulation. In addition, the Company has extended the visibility of its products by developing an interactive GUI as well as the Open Software Application Framework ("OSAF") architecture. The Company intends to continue to leverage this core technology to broaden the use of its products from the design of processes to the optimization of operations and the management of the enterprise.

        Integrate Core Products into the Open Software Application Framework. The Company's integration tools and OSAF architecture enable customers to adapt their in-house and legacy software to interoperate with software from the Company or other third parties. As a result, customers can increase engineering productivity and expand the value of their existing technologies.

        Expand Operations Improvement Capabilities. The Company intends to continue developing turn-key solutions to enable engineers and managers to better operate and manage plant processes. SimSci's yield accounting solution combines current database technology with SimSci's data reconciliation technology to deliver an accurate and reliable plant performance monitoring system. On-line models of specific operating plants may be created by utilizing the Company's ROM services to create rigorous models that use real-time plant data and current economic objectives to determine more profitable process settings. The Company, in a joint development arrangement with Shell, is developing a new product to enable the use of common models for both off-line and on-line applications.

        Penetrate Additional Process Industries. To date, the majority of the Company's revenue has been derived from sales to companies in the refining industry. The Company is seeking to increase sales of its products in additional process industries, including the upstream petroleum, petrochemicals, pharmaceuticals, and chemicals industries, by offering additional product functionality. For example, the Company recently acquired process information management software to facilitate increased penetration of the Company's products and services in the petrochemical and chemical industries.

        Acquire Complementary Businesses, Products and Technologies. The Company continually monitors developments in the process industries and seeks to acquire complementary businesses, products or technologies. During 1997, the Company completed eight acquisitions of assets, licenses and technology and the related hiring of approximately 75 new employees.

        Promote Strategic Relationships. SimSci has developed a network of alliances with a select group of customers that meet with SimSci senior technical and business management to help influence future technical direction. In addition, the Company has entered into strategic alliances with key customers and vendors to enhance SimSci's technology content and deliver more complete technology solutions. Customers and vendors with which the Company has alliances include Bayer, Fluor Daniel, IBM, Mobil, SAP AG and Shell.

TECHNOLOGY

        The Company believes that it has developed significant expertise in core simulation and mathematical technologies that allow customers to define, model, simulate, analyze and understand the behavior of complex processes. The core technology required to support the Company's customers includes software and chemical engineering, process analysis, heat and mass transfer, thermodynamics, fluid flow and solution algorithms related to the delivery of these competencies to the customer.

        Open Software Application Framework. SimSci's Open Software Application Framework is an architecture for integrating a GUI with application software components, proprietary simulation programs, engineering databases and other software applications used in the process industry. OSAF is implemented through SimSci GUI and integration technology which includes the PROVISION and Simply Visual Software.

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

        Solution Algorithms. Process simulation models require the solution of complex algebraic and partial differential equations that are often highly nonlinear and therefore difficult to solve. Also, optimization functions employ sequential quadratic programming techniques to solve these difficult equation sets. The Company's principal simulation software product, PRO/II, is based on a sequential modular solution technique, by which process unit models are solved sequentially in the most efficient order. In addition to utilizing a sequential modular technique, one of the Company's principal products under development, ROMeo, employs an equation-based solution technique in which the equations for multiple process models are solved simultaneously. Offering products that are based on both modeling techniques will allow the Company's customers to address a broader range of problems.

PRODUCTS AND SERVICES

        SimSci's strategy is to develop, market and sell products and services that help customers increase engineering productivity, leverage existing technology and improve plant profitability. SimSci's products are designed to run on industry-standard platforms and software environments, including Windows NT and UNIX, and utilize an easy-to-use GUI. The following table sets forth certain information with respect to the Company's products, service offerings and products under development.

                                                                              PRODUCT
APPLICATIONS AND PRODUCTS           PRODUCT DESCRIPTION                 DEVELOPMENT STATUS
-------------------------           -------------------                 ------------------
Process Engineering:

    PRO/II                    General-purpose simulation software with  Currently available graphical flowcharting environment for
                              processes in steady-state

    HEXTRAN                   Heat transfer simulation software         Currently available

    DATACON                   Data reconciliation software for process  Currently available data

Production Management:

    AIM-Supervisor System     Open VMS-based process information        Currently available
                              management software for continuous and
                              batch processes

    OpenYield                 Integrated data reconciliation and yield  Currently available accounting software

    AIM\AT                    Windows NT based process information      Under development
                              management software for continuous and
                              batch processes

    PLANit                    Software for planning and scheduling      Under development
                              applications which involve single and
                              multiple plant sites

Oil & Gas Production:

    PIPEPHASE                 Simulation software for oil and gas       Currently available
                              gathering networks

    NETOPT                    Software for optimizing the production    Currently available
                              of oil and gas fields

    PIPEPHASE-TACITE          Software to address the simulation of     Currently available
                              transient conditions in pipeline
                              networks

Plant Safety and Regulatory Compliance:

    INPLANT                   Simulation software for plant piping      Currently available
                              systems

    Visual Flow Suite         Simulation program that enables the       Currently available
                              design and modeling of safety systems
                              and pressure relief networks

Model-based Control & Optimization:

    ROM                       Rigorous on-line modeling (ROM) and       Currently available
                              optimization service utilizing several
                              of the Company's products

    FACS                      Implementation services and technology    Currently available
                              for online soft sensors based on
                              rigorous dynamic models


                                                                             PRODUCT
APPLICATIONS AND PRODUCTS           PRODUCT DESCRIPTION                 DEVELOPMENT STATUS
-------------------------           -------------------                 ------------------
    ROMeo                     Integrated system for performing          Under development
                              off-line and on-line process simulation
                              and optimization

    QDMC/PCTP                 Multi-variable process control software   Under development
                              with enhanced model development,
                              implementation and maintenance utilities

Application Integration:

    Simply Visual             Single software interface for process     Currently available
                              industry applications based on Windows
                              technology

    Simulation Manager        Integration and execution control         Under development
                              software for the simultaneous
                              application of separate software to
                              problems spanning multiple process
                              units. Programs may run on different
                              platforms in a networked environment


Products and Services

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

        The Company derives a substantial portion of its total revenue from sales of its PRO/II simulation product. Revenue attributable to sales of PRO/II accounted for approximately 70% of the Company's total revenue in each of the last three years. The Company currently expects PRO/II, individually or integrated with other products, to account for a significant portion of the Company's total revenue in the future. See "Factors That May Affect Future Results of Operations Product Concentration."

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

        AIM-Supervisor System. AIM-Supervisor System is a suite of process information management software which provides a full complement of process analysis tools for effectively troubleshooting process problems, uncovering cause-and-effect relationships and improving product quality.

        OpenYield. OpenYield is an integrated data reconciliation and production accounting system designed to improve plant performance. OpenYield tracks the movements of material through a process, identifies sources of material imbalance and reduces the uncertainty of material loss calculations. OpenYield utilizes the Company's data reconciliation technology to improve the accuracy of plant data used in yield calculations by applying statistical techniques to reconcile material balances on a unit-by-unit and plant-wide basis. The Company is currently enhancing its OpenYield offering to include links to enterprise management software, such as that offered by SAP AG, to provide an integrated plant performance and yield accounting system.

        PIPEPHASE. PIPEPHASE is a steady-state simulation program that enables engineers to simulate multiphase fluid flow in pipelines, networks and production transmission systems and is typically utilized to simulate the flow of gas or oil from the well to the processing complex.

        NETOPT. NETOPT is a program designed to optimize the design, production and planning of oil and gas networks and enhanced oil recovery enabling the management of assets from the reservoir to the refinery. NETOPT has been developed in conjunction with Mobil Oil Corporation.

        PIPEPHASE-TACITE. This product expands the benefits of PIPEPHASE to address the simulation of transient conditions in pipeline networks. PIPEPHASE-TACITE is the result of a joint development and marketing agreement with Institut Francais Petrole ("IFP").

        INPLANT. INPLANT is a steady-state simulation program for designing, rating and analyzing plant piping systems. Utilizing INPLANT, engineers can efficiently rate and analyze the safety of plant piping systems as well as design new piping systems and revamp a wide variety of existing systems.

        Visual Flow Suite. Visual Flow Suite is a simulation program that enables process safety engineers to design and model safety systems and pressure relief networks in processing facilities.

        ROM. ROM involves the development of on-line software models of existing process units. SimSci's core products, such as PRO/II and DATACON, are used by ROM engineers to develop on-line models. ROM provides operations personnel with highly accurate models for performing case studies and for determining how to improve operating profits. ROM combines real-time plant data with current economic objectives to precisely replicate plant operations and is designed to provide a real-world model of an actual operating facility, calculate new process setpoints to improve performance, and help determine the location and cause of operating problems.

        FACS. FACS is a control and optimization system for refinery process units. It incorporates a rigorous, self-adapting, dynamic model for composition estimation. FACS systems can provide accurate on-line feed characterization and material property calculations during process disturbances and operational changes.

        Simply Visual. Simply Visual is a tool designed to upgrade legacy code to modern architectural standards to view and analyze historical and live process data, and to integrate critical applications through a single window interface. Simply Visual combines drawing and graphical capabilities with binary data transfer to form an effective interface between integrated applications.


Products Under Development

        AIM\AT Suite. The AIM\AT Suite is a Windows NT-based process information management system for manufacturing enterprises that is secure, scalable and highly flexible, providing open connectivity from control systems to business management systems.

        PLANit. PLANit is based on technology currently in use at multiple Shell refineries. It provides business managers with information designed to increase operating profits throughout a refinery and across multiple refineries. PLANit provides simulation-based decision support to operating managers by selecting optimal product manufacturing plans, including product selection, intermediates staging and feedstock procurement.

        ROMeo. ROMeo ("Rigorous On-line Modeling and Equation-based Optimization") is a software application that has been jointly developed by the Company and Shell Oil Company and is designed to enable engineers to rigorously model and optimize plant operations on a unit, multi-unit and plant-wide basis, enhancing decision support at all business levels. ROMeo is designed to provide a united framework for data reconciliation, parameter estimation and process optimization. It will automatically retrieve pertinent plant data from the control system and use the information to predict new process setpoints rapidly and accurately to achieve optimum performance. The ROMeo system is based on an object-oriented design and will include a commercial database, facilitating data transfer between applications and enhancing application interoperability.

        QDMC/PCTP. QDMC is a multivariable controller that is used on-line to overcome process disturbances, predict future performance and determine the adjustments required to keep the process controlled within certain limits. Shell's PCTP tools include advanced algorithms to improve the accuracy, implementation and maintenance of multivariable controllers. The Company has acquired certain exclusive worldwide marketing rights and the right to purchase such technology from Shell.

        Simulation Manager. Simulation Manager orchestrates the application of multiple independent programs to large optimization problems, uniting both commercial and legacy software into a cross platform solution tool. Simulation Manager is used to solve extensive, plant-wide simulation problems, running applications in parallel across heterogeneous networked computing environments.

CUSTOMERS

        SimSci currently has over 650 customers across the major process industries, including the petroleum, petrochemical and chemical industries, and the engineering and construction industry that supports them. In 1995, 1996 and 1997, 64%, 67% and 62%, respectively, of SimSci's total revenue was generated from customers outside of the United States.

        The following table sets forth selected customers of the Company, categorized by process industry, whose current license and service agreements with the Company have a total contract value of at least $100,000, and selected academic institutions that use the Company's software for chemical engineering education:


                                 CHEMICAL AND OTHER              ENGINEERING &
PETROLEUM INDUSTRY               INDUSTRIES                      CONSTRUCTION INDUSTRY
------------------               ------------------              ---------------------
Agip SpA
Amerada Hess Corporation         Abbott Laboratories             ABB Lummus Global, Inc.
Amoco Corporation                Allied Signal Inc.              Bechtel Corporation
Atlantic Richfield Company       Bayer Corporation               Brown & Root, Inc.
BP Oil Company                   Cabot Corporation               Chisso Corporation
Chevron U.S.A.  Inc.             Eastman Kodak Company           Edeleanu GmbH
Citgo Petroleum Company          Eli Lilly & Company             Fluor Daniel, Inc.
Den Norske Stats                 Enichem SpA                     Foster Wheeler U.S.A.
  Oljeselskap a.s. (Statoil      General Electric Plastics         Corporation
a.s.)                              Company                       IBB GmbH
Exxon Oil Corporation            Henkel KGaA                     Idemitsu Engineering
Hindustan Petroleum              Hoechst AG                        Company, Ltd.
  Corp.  Ltd.                    Imperial Chemical               Ishikawajima-Harima Heavy
Kuwait National Petroleum          Industries PLC                  Industries Co.  Ltd.
  Company KSC                    Kimberley Clark Corporation     Jacobs Engineering Group, Inc.
Mobil Oil Corporation            Mitsubishi Chemical             JGC Corporation
Pemex                              Corporation                   John Brown Engineers and
Pertamina                        Monsanto Company                  Constructors B.V.
Petroleo Brasileiro-Petrobras    Nippon Sanso Corporation        KTI BV
Petrolios de Venezuela           Nova Chemical Ltd.              Kvaerner Engineering AS
Saudi Arabian Oil Co.            Saudi Basic Industries Corp.    M.W.  Kellogg Company Ltd.
Scientific Computing             Tokuyama Corporation            Niigata Construction Co. Ltd.
  Consulting Ltd.  - Vniigas                                     Nippon Oil Engineering
Shell Internationale Petroleum   ACADEMIC INSTITUTIONS             and Construction Co. Ltd.
  Maatschappij B.V.                                              Raytheon Engineers &
Sun Refining and Marketing Co.   Carnegie-Mellon                   Constructors
Texaco Group Inc.                Fachhochschule Ostfriesland     Snamprogetti SpA
Unocal Corporation               Indian Institute of Technology  Stone & Webster
                                 Louisiana State University        Engineering Ltd.
                                 University of Oklahoma          Toyo Engineering Corporation
                                 Pennsylvania State University
                                 University of Calgary
                                 University of Southern
                                   California
                                 University of Wisconsin

        Customers typically license SimSci's software for terms of one to five years. During the past five years, the substantial majority of all licenses have been renewed. Currently, the approximate annualized cost for the typical license by a single U.S. corporate user of one of SimSci's core products ranges from $10,000 to $50,000, depending on the product and options selected. The license fees charged by SimSci for each of its core products are typically based on the number of licensed users, with the cost per user declining as the customer increases the total number of licensed users. More than 95% of the Company's license contracts entered into before 1996 did not separately identify both software license fees and charges for customer support obligations. In 1996, the Company began increasing the number of new and renewed contracts that separately identify software license fees and maintenance and support fees. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        The Company ships software products within a short period after receipt of an order and typically does not have a material backlog of unfilled orders. Total revenue in any quarter is dependent (and has become substantially dependent as the Company has increased the number of contracts for new and renewing customers that result in the recognition of license revenue upon shipment) on orders booked and contract renewals in that quarter and are not predictable with any degree of certainty. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        The Company derives a significant portion of its total revenue from software licenses to companies in the petroleum industry, which is highly cyclical. Accordingly, the Company's future success is dependent upon the continued demand for process engineering software by companies in the petroleum industry. The Company believes that pricing pressures experienced by petroleum companies in connection with cost containment measures have led to delays and reductions in certain capital and operating expenditures by many of such companies in the past, and such delays or reductions could recur in the future. Any such delays, reductions or fluctuations could have a material adverse effect on the Company's business, operating results and financial condition. Further, the Company's revenue has in the past been, and may in the future be, subject to substantial period-to-period fluctuations as a consequence of general domestic and foreign economic conditions, political developments and other factors affecting spending in the petroleum industry. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results of Operations - Concentration of Revenue in the Petroleum Industry."

        A significant portion of the Company's total revenue is derived from customers outside the United States, and the Company anticipates that international revenue will continue to be significant in the future. Revenue from customers outside the United States accounted for 64%, 67% and 62% of total revenue in 1995, 1996 and 1997, respectively. The Company's international operations are subject to risks inherent in the conduct of international business, including unexpected changes in regulatory requirements, exchange rates, export license requirements, tariffs and other barriers, political and economic instability, limited intellectual property protection, difficulties in collecting payments due from sales agents or customers, difficulties in managing distributors or representatives, difficulties in staffing and managing foreign subsidiary operations, and potentially adverse tax consequences. The Company derives substantial revenue from the sale of products to customers in the Middle East and in the past has been required to discontinue shipments to such customers due to trade embargoes imposed by the United States. There can be no assurance that future trade embargoes or any of the other foregoing factors will not have a material adverse effect on the Company's international operations and therefore its business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results of Operations - Risks Associated With International Operations."

SALES AND MARKETING

        SimSci markets its products and services through its direct sales organization complemented by sales agents and distributors. As of December 31, 1997, the Company's global direct sales force included personnel located in three sales and support offices in the United States and international sales offices in Brazil, Dubai, Germany, Japan, Singapore, the United Kingdom and Venezuela. The Company currently intends to add to its direct sales and support force in the United States and internationally. In addition, the Company devotes a significant portion of its sales and marketing efforts to increasing penetration of its products with new and existing large multinational customers. Due to their size and geographically dispersed installations and decision-making process, the Company assigns one senior sales representative world-wide responsibility for sales to these customers.

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

STRATEGIC ALLIANCES

        SimSci has entered into a number of strategic alliances with respect to its core products, new products and product enhancements, including a development arrangement with Mobil with respect to NETOPT; a joint development arrangement with Shell with respect to ROMeo; a general cooperation agreement with Bayer AG with respect to Simulation Manager; a development and marketing agreement with IFP with respect to PIPEPHASE-TACITE; and a marketing agreement with Japan National Oil Corporation ("JNOC") with respect to the integration of PIPEPHASE with JNOC's well simulation program. The Company also has entered into cooperation agreements with Fluor Daniel, IBM and SAP AG.

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

PRODUCT DEVELOPMENT

        The Company's development efforts are focused on expanding SimSci's simulation software product line, designing enhancements to the Company's core technology, and integrating existing and new products into the Company's Open Software Application Framework. The Company has made substantial investments in product development, and SimSci currently has several products under development. The Company's development efforts may also be enhanced by joint development and license agreements with selected technology partners. The Company believes that its future performance will depend in large part on its ability to maintain and enhance its current product line, develop new and acquired technologies into commercial products that achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements. The Company's research and development expenditures in 1995, 1996 and 1997 were $8.6 million, $12.2 million and $16.9 million, respectively, and represented 26%, 26% and 28%, respectively, of total revenue in such periods. The Company expects that it will continue to commit substantial resources to product development in the future. See " - Products and Services - Products Under Development."

        The software market in which the Company competes is subject to rapid technological change, frequent introductions of new products, changes in customer demand and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards can render existing products obsolete and unmarketable. The Company's future results of operations will depend in part upon its ability to address the increasingly sophisticated needs of its customers by supporting existing and emerging hardware, software, database and networking platforms and by developing and introducing enhancements to its existing products and new products on a timely basis that keep pace with such technological developments, emerging industry standards and customer requirements. In addition, an important part of the Company's product development strategy is to acquire or obtain rights to new technologies from third parties to enhance the Company's existing products or to develop into new products. In this regard, during 1997, the Company completed eight acquisitions of assets, licenses and technology, including technology that will require significant additional development before release in commercial products. There can be no assurance that the Company will be successful in acquiring, developing and marketing products or enhancements that respond to technological change, evolving industry standards or customer requirements, that the Company will not experience difficulties that could delay or prevent the successful acquisition, development, introduction and sale of such products or enhancements or that such products or enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. The Company has in the past experienced delays in the release dates of certain of its new products and enhancements to certain of its existing products. If release dates of any new significant products or product enhancements are delayed or if they fail to achieve market acceptance, the Company's business, operating results and financial condition would be materially adversely affected. In addition, the introduction or announcement of new product offerings or enhancements by the Company or the Company's competitors may cause customers to defer or forgo purchases of current versions of its products, which could in turn have a material adverse effect on the Company's business, operating results and financial condition.

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

        The Company has experienced and expects to continue to experience competition from current and future competitors, some of whom have significantly greater financial, technical, marketing and other resources than the Company. The Company's current direct competitors include Aspen Technology, Inc. ("Aspen"), Hyprotech, Ltd. and Chemstations, Inc., and, with respect to the Company's technology and consulting services, the Hi-Spec division of Honeywell, Inc., the Advanced Control and Optimization Division of Aspen and ABB Simcon Inc. Certain of the Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than can the Company. Also, certain of the Company's current and potential competitors have greater name recognition, larger installed bases and more diversified product lines that could be leveraged to increase market share to the Company's detriment. The Company expects to face increased competition as other established and emerging companies enter the commercial simulation software market in the process industries and new products and technologies are introduced. Increased competition could result in price reductions, fewer customer orders, reduction in license renewals and loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition. In addition, current and potential competitors have in the recent past, and may in the future, make strategic acquisitions, merge or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of the Company's current or prospective customers. Such competition could materially adversely affect the Company's ability to sell new or renewal licenses and maintenance and service agreements on terms favorable to the Company. Further, competitive pressures could require the Company to reduce the price of licenses for its products and related services, which could materially adversely effect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and the failure to do so would have a material adverse effect upon the Company's business, operating results and financial condition.

        The principal competitive factors in the Company's markets include: accuracy of modeling, enhancing the technology's ease of use, the ability to continually meet the customers' needs to leverage process information across the enterprise and to link operations information with enterprise applications, continually increase the size and complexity of processes that can be modeled accurately and in a timely manner, the need to continue to leverage the customers' operations and information technology strategies, customer support, price, hardware flexibility and vendor financial stability. The Company believes that the required knowledge of evolving software and hardware technologies and the need to leverage these, the level of development effort, and the chemical engineering and modeling expertise required to enter and succeed in the simulation technology industry represent significant barriers to entry.

PROPRIETARY RIGHTS

        To date, the Company has relied upon a combination of copyright, trade secret and trademark laws to protect its proprietary technology. SIMSCI, PRO/II, PROVISION, HEXTRAN, PIPEPHASE, THE SIMULATOR, OpenYield, AIM, AIM-Supervisor, AIM\AT Suite, FACS, INPLANT, BATCHSIM, DATACON, ROM, ROMeo, VISUAL FLARE, VISUAL FLOW SUITE, VISUAL NETWORK and NETOPT are trademarks of the Company. The Company enters into confidentiality agreements with its employees, developers, distributors and customers and limits access to and distribution of the source code to its software and other proprietary information. Policing unauthorized use of the Company's products is difficult. There can be no assurance that the steps taken by the Company in this regard will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

        In the future, the Company may receive communications from third parties or have other reasons to seek licenses under third-party intellectual property rights. In such cases, the Company may evaluate whether to obtain such licenses. However, there can be no assurance that such licenses will be available or if such licenses are made available, that the terms will not have a material adverse effect on the Company's results of operations.

        Certain technology used in the Company's products is licensed from third parties. These licenses may require the Company to pay royalties and to fulfill confidentiality obligations. The Company believes that there are alternative sources for each of the material components of technology licensed by the Company from third parties. However, the termination of any of such licenses, or the failure of the third party licensors to adequately maintain or update their products, could result in delay in the Company's ability to ship certain of its products while it seeks to implement technology offered by alternative sources. Any required replacement licenses could prove costly. Also, any such delay, to the extent it becomes extended or occurs at or near the end of a fiscal quarter, could result in a material adverse effect on the Company's results of operations. While it may be necessary or desirable in the future to obtain other licenses relating to one or more of the Company's products or relating to current or future technologies, there can be no assurance that the Company will be able to do so on commercially reasonable terms or at all.

EMPLOYEES

        As of December 31, 1997, the Company had a total of 368 employees, including 161 in research and development, 139 in sales and marketing and related customer support services and 68 in general and administrative. Of these employees, 306 were located in the United States, 30 in Europe, 8 in South America and 24 in Asia. The Company also employs contract and temporary employees from time to time. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company experienced any work stoppage. The Company considers its relations with its employees to be good.

        The Company currently subcontracts certain aspects of its research and development to outside contractors. The Company may in the future experience problems with its contractors, such as quality or on-time delivery problems. In addition, certain of these contractors are located outside the United States, and the Company may therefore suffer adverse consequences as a result of communication, cultural or political barriers or because the laws of other countries may be less protective of the Company's intellectual property than are the laws of the United States. In addition, the Company may in the future experience pricing pressure from its contractors. To date, the Company has had only limited experience with the use of research and development contractors. There can be no assurance that the Company will be able to manage its contract developers effectively or that these developers will meet the Company's future requirements for timely delivery of high-quality products.

ITEM 2. PROPERTIES

        The Company's principal administrative, sales, marketing and product development facility occupies approximately 60,000 square feet in Brea, California pursuant to a lease that expires in April 2008. The Company also occupies approximately 45,000 square feet of office space for its operations in Houston, Texas pursuant to leases that expire through August 2000. In addition, the Company also leases sales and support offices in Newtown Square, Pennsylvania. The Company also maintains international offices in Brazil, Dubai, Germany, Japan, Singapore, the United Kingdom and Venezuela. The Company believes that its existing facilities are adequate for its current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

        The Company has recently entered into a new lease, which expires in March 2006, for an approximately 54,000 square foot facility in the Houston, Texas area and intends to consolidate its Houston-area operations by relocating them to this facility in the near future. In addition, the Company is currently seeking alternate space near its Brea, California headquarters and could also move its Brea operations in the near future. Each move of Company facilities involves coordination of complex events in order to avoid or minimize disruption or delay of the Company's operations, including potential delays in product development or shipment of products. If any of the anticipated facility moves were to result in significant delays in product development or other disruption of operations, the Company's business, operating results and financial condition could be materially adversely affected.


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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        Since October 25, 1996 the Company's Common Stock has traded on the Nasdaq National Market under the symbol "SMCI." The high and low sales prices for shares of the Company's Common Stock, as reported on the Nasdaq National Market are listed below.


    Period                                                High          Low
    -------------------------------------------------------------------------
    Fourth Quarter 1996 (from October 25, 1996)           $15.00      $  9.25

    First Quarter 1997                                     18.63        10.00
    Second Quarter 1997                                    15.38         9.13
    Third Quarter 1997                                     19.88        12.25
    Fourth Quarter 1997                                    23.38        13.88

        On March 16, 1998, the closing price for the Company's Common Stock was $9.38 per share, the Company had 74 stockholders of record and approximately 2,800 beneficial owners of its common stock.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The selected consolidated financial data presented below as of December 31, 1996 and 1997, and for the years ended December 31, 1995, 1996 and 1997, are derived from the Company's consolidated financial statements included elsewhere in this Form 10-K, which were audited by Deloitte & Touche LLP, independent auditors. The selected consolidated financial data presented below as of December 31, 1993, 1994 and 1995 and for the years ended December 31, 1993 and 1994 have been derived from the Company's audited consolidated financial statements, not included in this Form 10-K. The data set forth below should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this Form 10-K. Also see Item
7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" for a discussion of a change in the Company's license contract terms that affects the comparability of recent revenue to revenue earned before June 30, 1996.

                                                                         YEAR ENDED DECEMBER 31,
                                                       -----------------------------------------------------------
                                                          1993         1994        1995        1996        1997
                                                       -----------  ----------  ----------  ----------  ----------
                                                                  (in thousands, except per share data)
Consolidated Statement of Operations Data:
    Revenue:
       Software license revenue                          $ 25,048    $ 25,609    $ 29,889    $ 43,561    $ 57,260
       Services and other revenue                           3,096       2,643       3,230       3,342       3,315
                                                       -----------  ----------  ----------  ----------  ----------
          Total revenue                                    28,144      28,252      33,119      46,903      60,575
    Cost of revenue:
       Cost of software license revenue                     2,886       3,990       3,509       4,275       3,862
       Cost of services and other revenue                   1,244       2,698       3,251       2,653       2,694
                                                       -----------  ----------  ----------  ----------  ----------
          Total cost of revenue                             4,130       6,688       6,760       6,928       6,556
                                                       -----------  ----------  ----------  ----------  ----------
    Gross profit                                           24,014      21,564      26,359. . . 39,975      54,019
    Operating expenses:
       Sales and marketing                                  9,842      10,473      11,662      16,571      19,480
       Research and development                             8,230       9,634       8,621      12,172      16,867
       General and administrative                           3,785       3,858       3,869       7,048      10,741
       In-process research and development and
          other costs                                                                                      17,520
                                                       -----------  ----------  ----------  ----------  ----------
          Total operating expenses                         21,857      23,965      24,152      35,791      64,608
                                                       -----------  ----------  ----------  ----------  ----------
    Income (loss) from operations                           2,157      (2,401)      2,207       4,184     (10,589)
    Interest and other income                                 313         194         100         458       1,931
                                                       -----------  ----------  ----------  ----------  ----------
    Income (loss) before provision (benefit)
      for income taxes                                      2,470      (2,207)      2,307       4,642      (8,658)
    Provision (benefit) for income taxes                      866        (565)        952       1,950       2,463
                                                       -----------  ----------  ----------  ----------  ----------
    Net income (loss)                                     $ 1,604    $ (1,642)    $ 1,355 .   $ 2,692    $(11,121)
                                                       ===========  ==========  ==========  ==========  ==========

    Basic pro forma and net income (loss) per share                                $ 0.20      $ 0.37     $ (1.01)
                                                                                ==========  ==========  ==========
    Basic pro forma and weighted average common shares                              6,667       7,250      11,004
                                                                                ==========  ==========  ==========

    Diluted pro forma and net income (loss) per share                              $ 0.20      $ 0.34     $ (1.01)
                                                                                ==========  ==========  ==========
    Diluted pro forma and weighted average common shares                            6,667       7,978      11,004
                                                                                ==========  ==========  ==========


                                                                              DECEMBER 31,
                                                       -----------------------------------------------------------
                                                          1993         1994        1995        1996        1997
                                                       -----------  ----------  ----------  ----------  ----------
                                                                             (in thousands)
Consolidated Balance Sheet Data:
    Working capital                                       $ 7,375     $ 5,320     $ 6,415    $ 27,904    $ 58,088
    Total assets                                           16,939      16,293      21,554      53,198     106,753
    Total liabilities                                       6,810       7,806      11,712      14,379      20,993
    Total stockholders' equity (1)                         10,129       8,487       9,842      38,819      85,760

----------------
    (1) Includes amounts attributable to preferred stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial Data" and the Company's Consolidated Financial Statements and Notes thereto, included elsewhere in this Form 10-K. The discussion in this Form 10-K contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-K or in the documents incorporated by reference herein. The Company's actual results could differ materially from those anticipated in such forward-looking statements. Factors that could cause or contribute to such differences include those discussed in "Factors That May Affect Future Results of Operations," as well as those discussed elsewhere herein and in the documents incorporated herein by reference. The Company assumes no obligation to update such forward-looking statements or to update the reasons actual results could differ materially from those anticipated in such forward-looking statements. See "Factors That May Affect Future Results of Operations" and "Information Regarding Forward-Looking Statements."

OVERVIEW

        Simulation Sciences Inc. was founded in 1967 to develop simulation technology and software used in the design of refineries for the petroleum industry. Thereafter, the Company developed other software products to address additional needs for plant design and operation within the petroleum industry and later expanded the application of these software products to other process industries, including petrochemicals and chemicals. Since 1994, the Company has been developing products and services that further enhance and optimize plant operation and enable integrated enterprise management. The Company hired substantially all of its current executive management team in 1995, except its current chief financial officer, who joined the Company in October 1997.

        The Company generally licenses its software pursuant to non-cancelable, one- to five-year term licenses. The Company receives over 90% of its worldwide revenue from licenses of its software products. These licenses obligate the Company to provide customer support, maintenance and any product updates. During the past five years, the substantial majority of all licenses have been renewed. See "Factors That May Affect Future Results of Operations - Dependence on Contract Renewals; Need to Achieve Greater Market Penetration."

        Revenue from the Company's primary simulation product, PRO/II, accounted for approximately 70% of total revenue in each of the last three years. The remainder of the Company's revenue is derived from the license of other products and services, including development, integration, ROM and consulting and training services. International revenue, which includes revenue from international subsidiaries and export sales, accounted for approximately 64%, 67%, and 62% of total revenue in 1995, 1996 and 1997, respectively.

        The Company recognizes revenue from product licensing agreements in accordance with the American Institute of Certified Public Accountants Statement of Position No. 91-1, Software Revenue Recognition ("SOP 91-1"). SOP 91-1 generally requires recognition of license revenue upon shipment or renewal and recognition of revenue for maintenance and support ratably over the life of the contract. However, if license fees and maintenance and support charges are not separately identified, then all revenue from the contract must be recognized ratably over its life. More than 95% of the Company's license contracts entered into before 1996 did not separately identify software license fees and charges for maintenance and support obligations. As a result, the Company recognized revenue from these contracts ratably over the terms of such contracts in accordance with SOP 91-1 ("Ratable Revenue"). The remaining contracts identified the cost of the license fee and maintenance and support separately and, under SOP 91-1, the Company recognized revenue from the license portion of the contracts upon shipment or renewal ("License Revenue") and from the maintenance and support portion of such contracts as Ratable Revenue. Accordingly, the revenue recognized under a contract resulting in License Revenue recognition will be higher in the quarter of shipment or renewal, and lower in later quarters, than that recognized under a contract resulting only in Ratable Revenue recognition. In order to more closely conform to industry-standard practices regarding licenses and maintenance agreements, in early 1996 the Company began entering into contracts for new and renewing customers that separately identify software license fees and maintenance and support charges, resulting in recognition of License Revenue on an increased portion of contracts. The substantial majority of the Company's new and renewal contracts now contain terms that result in License Revenue. For this reason, the Company does not believe that revenue and results of operations for periods ended on or prior to June 30, 1996 will be directly comparable to results for future periods. Furthermore, because the Company had only begun to recognize License Revenue during the quarter ended March 31, 1996, the Company does not believe that revenue and results of operations for the year ended December 31, 1997 are directly comparable to the results for the year earlier period. Revenue recognition on certain service offerings is based on percentage of completion and on attainment of project milestones.

        The American Institute of Certified Public Accountants recently issued Statement of Position No. 97-2, Software Revenue Recognition ("SOP 97-2") which supersedes SOP 91-1. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. Retroactive application is prohibited. Accordingly, the Company will recognize revenue in accordance with SOP 97-2 for its years beginning January 1, 1998. The Company is reviewing the impact of SOP 97-2 on its consolidated financial statements.

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

ACQUISITIONS COMPLETED DURING 1997

        During 1997, the Company has pursued a strategy of acquiring complementary businesses, products and technologies to broaden the Company's product and service offerings to facilitate market penetration. During 1997, the Company completed the following eight acquisitions of assets, licenses or technologies:

        In March 1997, the Company acquired certain assets of Salumunek & Assoc., Inc. for $870,000 in cash. The acquired assets include a yield accounting system that has been integrated with the Company's data reconciliation program, which together comprise the Company's OpenYield product offering.

        In March 1997, the Company acquired certain assets of Visual Solutions, Inc. for a total of $5.5 million in cash and Common Stock of the Company. The Company has developed certain of the acquired technology into its Visual Flow Suite product, which expands the Company's product offerings to include a solution that enables plant engineers to model pressure relief networks, and the Company is currently developing a set of tools based on certain of the acquired technology that will enable the integration of process industry applications under a single user interface.

        In May 1997, the Company entered into a research and development agreement with, and acquired certain technology for $1.0 million in cash from, Bayer AG. The acquired technology, Simulation Manager, is currently under development as a product designed to enable customers to leverage their legacy applications by allowing the simultaneous application of independent software programs to a single optimization problem.

        In June 1997, the Company acquired certain technology from Raytheon Engineers & Constructors, Inc. for $1.0 million in cash. The acquired technology includes the Company's FACS service offering, which provides a soft sensor solution based on rigorous dynamic models.

        In September 1997, the Company concluded three transactions with Shell Oil Products Company, a subsidiary of Shell Oil Company (collectively, "Shell"), for the acquisition and license of certain technology of Shell, including the acquisition of business planning software for $1.5 million in cash and, for a payment of $1.0 million in cash, obtaining certain exclusive marketing rights and the right to purchase Shell's advanced multivariable process control tools. The Company also acquired an irrevocable, perpetual, exclusive, worldwide, fully-paid, royalty-free license to Shell's OPERA solver and MITRE modeling environment for a total of $6.0 million in cash and Common Stock, payable as follows: (i) $1.5 million in cash to be paid on the date that the Company ships the first commercial version of ROMeo, the Company's product under development that will integrate OPERA and MITRE and certain of the Company's own software and (ii) $4.5 million in Common Stock based on the value of the Company's Common Stock over the ten-day period ending seven days before such shipment date, which is expected in the first half of 1998.

        In September 1997, the Company acquired certain assets of W.R. Biles & Associates, Inc. for approximately $5.2 million, including a cash payment of $2.5 million and the assumption of approximately $2.7 million in net liabilities. The acquired assets included the Company's AIM\AT product under development, a Windows NT-based process information management programs for continuous and batch processes.

RESULTS OF OPERATIONS

    The following table sets forth certain items in the Company's Consolidated Statements of Operations in absolute dollars and as a percentage of total revenue for the periods indicated.

                                                                          YEAR ENDED DECEMBER 31,
                                                    --------------------------------------------------------------------
                                                            1995                    1996                   1997
                                                    ---------------------  ----------------------  ---------------------
                                                      AMOUNT       %         AMOUNT        %         AMOUNT       %
                                                    ---------------------  ----------------------  ---------------------
                                                                               (in thousands)
Revenue:
    Software license revenue                         $ 29,889      90.2%    $ 43,561      92.9%    $ 57,260       94.5%
    Services and other revenue                          3,230       9.8        3,342       7.1        3,315        5.5
                                                    ---------------------  ----------------------  ---------------------
       Total revenue                                   33,119     100.0       46,903     100.0       60,575      100.0
Cost of revenue:
    Cost of software license revenue                    3,509      10.6        4,275       9.1        3,862        6.4
    Cost of services and other revenue                  3,251       9.8        2,653       5.7        2,694        4.4
                                                    ---------------------  ----------------------  ---------------------
       Total cost of revenue                            6,760      20.4        6,928      14.8        6,556       10.8
                                                    ---------------------  ----------------------  ---------------------
Gross profit                                           26,359      79.6       39,975      85.2       54,019       89.2
Operating expenses:
    Sales and marketing                                11,662      35.2       16,571      35.3       19,480       32.2
    Research and development                            8,621      26.0       12,172      26.0       16,867       27.9
    General and administrative                          3,869      11.7        7,048      15.0       10,741       17.7
    In-process research and development and
        other costs                                                                                  17,520       28.9
                                                    ---------------------  ----------------------  ---------------------
       Total operating expenses                        24,152      72.9       35,791      76.3       64,608      106.7
                                                    ---------------------  ----------------------  ---------------------
Income (loss) from operations                           2,207       6.7        4,184       8.9      (10,589)     (17.5)
Interest and other income                                 100       0.3          458       1.0        1,931        3.2
                                                    ---------------------  ----------------------  ---------------------
Income (loss) before provision for income taxes         2,307       7.0        4,642       9.9       (8,658)     (14.3)
Provision for income taxes                                952       2.9        1,950       4.2        2,463        4.1
                                                    ---------------------  ----------------------  ---------------------
Net income (loss)                                     $ 1,355       4.1%     $ 2,692       5.7%    $(11,121)     (18.4)%
                                                    =====================  ======================  =====================

COMPARISON OF 1997 TO 1996

        Total Revenue. Total revenue increased 29% to $60.6 million for the year ended December 31, 1997 from $46.9 million for the year ended December 31, 1996. Software license revenue, which includes revenue from software licenses, maintenance and support fees, increased 31% to $57.3 million for the year ended December 31, 1997 from $43.6 million for the year ended December 31, 1996. The increase in software license revenue was primarily attributable to the effect of the change in contract terms, renewals of licenses for higher fees, addition of new products and services to renewing contracts and licenses to new customers. See " - Overview" for discussion of change in contract terms. Services and other revenue, which includes integration, ROM, consulting and training services, was $3.3 million for each of the years ended December 31, 1997 and 1996.

        Total Cost of Revenue. Total cost of revenue decreased 5% to $6.6 million for the year ended December 31, 1997 from $6.9 million for the year ended December 31, 1996. Cost of software license revenue, which includes costs of production and distribution, customer support and maintenance, and royalties, decreased 10% to $3.9 million from $4.3 million for the years ended December 31, 1997 and 1996, respectively. Cost of software license revenue as a percentage of software license revenue was 7% and 10% in the years ended December 31, 1997 and 1996, respectively. The decrease as a percentage of software license revenue was due primarily to the increase in software license revenue. Cost of services and other revenue, which includes costs of personnel involved in project execution and training, as well as travel, third-party professional fees and related administrative costs, was $2.7 million for each of the years ended December 31, 1997 and 1996. Cost of services and other revenue as a percentage of services and other revenue increased to 81% from 79% for the years ended December 31, 1997 and 1996, respectively.

        Sales and Marketing. Sales and marketing expenses increased 18% to $19.5 million for the year ended December 31, 1997 from $16.6 million for the year ended December 31, 1996. Sales and marketing expenses as a percentage of total revenue were 32% and 35% for the years ended December 31, 1997 and 1996, respectively. The increase in sales and marketing expenses in dollars was due primarily to an increase in the number of sales and marketing personnel and related expenses, including personnel hired in connection with acquisitions. The

Company anticipates that sales and marketing expenses will increase in dollars and may fluctuate as a percentage of total revenue in the future.

        Research and Development. Research and development expenses increased 39% to $16.9 million for the year ended December 31, 1997 from $12.2 million for the year ended December 31, 1996. Research and development expenses as a percentage of total revenue were 28% and 26% for the years ended December 31, 1997 and 1996, respectively. The increase in research and development expenses in dollars was primarily due to an increase in the number of technical professionals, including support staff, as well as research and development personnel hired in connection with acquisitions of products and in-process technologies. The Company expects to continue to devote substantial resources to its research and development efforts to continue to develop and support the Company's highly complex software products and products under development, including those to which the Company acquired the rights to in 1997. Accordingly, the Company anticipates that research and development expenses will increase in dollars and may fluctuate as a percentage of total revenue in the future.

        General and Administrative. General and administrative expenses increased 52% to $10.7 million for the year ended December 31, 1997 from $7.0 million for the year ended December 31, 1996. General and administrative expenses as a percentage of total revenue were 18% and 15% in the years ended December 31, 1997 and 1996, respectively. The increase in general and administrative expenses in dollars was primarily due to the costs associated with being a public company, costs associated with the Company's tax planning program, an increase in expense recorded for bad debts and personnel related costs, as well as personnel hired in connection with acquisitions. The Company anticipates that its general and administrative expenses may increase in dollars and may fluctuate as a percentage of total revenue in the future.

        In-process Research and Development and Other Costs. In-process research and development expense of $16.2 million for the year ended December 31, 1997 was due to the allocation of a portion of the purchase price of technology acquired. The amounts allocated to in-process research and development were based on management's assumptions. Other costs of $1.3 million was due to the write off of amounts paid in previous years in connection with certain technology acquired from Shell Oil Products Company. See " - Acquisitions Completed During 1997" and "Notes to Consolidated Financial Statements - Acquisitions".

        Interest and Other Income, Net. Interest and other income, net increased $1.4 million to $1.9 million for the year ended December 31, 1997 from $0.5 million for the year ended December 31, 1996. The increase was primarily attributable to interest income associated with the proceeds received in the Company's public offerings and an increase in interest income from the effect of the change in contract terms, partially offset by the adverse impact of foreign currency exchange rate fluctuations.

        Provision for Income Taxes. The Company's effective tax rate on pre-tax income, excluding the in-process research and development and other costs, decreased to 40% from 42% for the year ended December 31, 1997 and 1996, respectively.

        Net Income (Loss). Net loss was $(11.1) million for the year ended December 31, 1997 compared to net income of $2.7 million for the year ended December 31, 1996.

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

QUARTERLY RESULTS OF OPERATIONS

        The following table sets forth certain unaudited statements of operations data for each of the quarters in the eight-quarter period ended December 31, 1997. This data has been derived from unaudited financial statements that, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information when read in conjunction with the Company's audited consolidated financial statements and notes thereto. Quarterly operating results are not necessarily indicative of future results of operations.


                                                                            QUARTER ENDED
                                           -------------------------------------------------------------------------------
                                                            1996                                    1997
                                           --------------------------------------- ---------------------------------------
                                            MAR. 31   JUNE 30   SEPT. 30  DEC. 31   MAR. 31   JUNE 30   SEPT. 30   DEC. 31
                                           --------  --------  --------- --------- --------- --------- ---------  --------
Revenue:
    Software license revenue               $ 8,942   $10,695    $11,645   $12,279   $12,697   $14,229   $14,987   $15,347
    Services and other revenue               1,086     1,068        452       736       938       479       765     1,133
                                           --------  --------  --------- --------- --------- --------- ---------  --------
       Total revenue                        10,028    11,763     12,097    13,015    13,635    14,708    15,752    16,480
Cost of revenue:
    Cost of software license revenue         1,017       761      1,154     1,343       905       890       819     1,248
    Cost of services and other revenue         873       680        369       731       846       459       696       693
                                           --------  --------  --------- --------- --------- --------- ---------  --------
       Total cost of revenue                 1,890     1,441      1,523     2,074     1,751     1,349     1,515     1,941
                                           --------  --------  --------- --------- --------- --------- ---------  --------
Gross profit                                 8,138    10,322     10,574    10,941    11,884    13,359    14,237    14,539
Operating expenses:
    Sales and marketing                      3,548     3,791      4,566     4,666     4,202     4,544     4,443     6,291
    Research and development                 2,699     4,146      2,782     2,545     3,420     4,081     4,334     5,032
    General and administrative               1,467     1,599      1,943     2,039     2,162     2,314     2,736     3,529
    In-process research and development
      and other costs                                                                 5,200     1,070    11,250
                                           --------  --------  --------- --------- --------- --------- ---------  --------
       Total operating expenses              7,714     9,536      9,291     9,250    14,984    12,009    22,763    14,852
                                           --------  --------  --------- --------- --------- --------- ---------  --------
Income (loss) from operations                  424       786      1,283     1,691    (3,100)    1,350    (8,526)     (313)
Interest and other income                       28       135        135       160       445       514       480       492
                                           --------  --------  --------- --------- --------- --------- ---------  --------
Income (loss) before provision for
  income taxes                                 452       921      1,418     1,851    (2,655)    1,864    (8,046)      179
Provision for income taxes                     185       378        609       778     1,069     1,144       180        70
                                           --------  --------  --------- --------- --------- --------- ---------  --------
Net income (loss)                            $ 267     $ 543      $ 809   $ 1,073   $(3,724)    $ 720   $(8,226)    $ 109
                                           ========  ========  ========= ========= ========= ========= =========  ========

        The Company's research and development expense beginning in the quarter ended March 31, 1997 has increased as a result of an increase in the number of technical professionals, including support staff, as well as personnel hired in connection with acquisitions. The Company's general and administrative expense beginning in the quarter ended March 31, 1996 has increased sequentially due to the increase in the number of personnel and related costs to support the growth of the Company. Additionally, general and administrative expense beginning in the quarter ended March 31, 1997, increased primarily due to costs associated with being a public company, costs associated with the company's tax planning program, an increase in expense recorded for bad debts, personnel related costs, as well as personnel hired in connection with acquisitions. operating expenses in the quarter ended December 31, 1997, increased at a greater rate than in prior quarters, primarily due to the personnel hired in connection with the acquisition of W. R. Biles & Associates, Inc. on September 30, 1997, as well as increases in sales commissions, expense recorded for bad debts and research and development costs related to the release of PRO/II Version 5. See " - Factors That May Affect Future Results of Operations."

LIQUIDITY AND CAPITAL RESOURCES

        During the past three years, the Company has satisfied its cash needs principally through cash generated from operations, if any, existing cash resources and net proceeds from the Company's initial public offering in October 1996 and secondary public offering in November 1997. Cash used in operating activities for the year ended December 31, 1997 was $18.6 million, which was primarily attributable to increases in long-term installments receivable, unbilled accounts receivable, accounts receivable and deferred income taxes, partially offset by income, net of the $17.5 million charge for in-process research and development and other costs. Cash used in operating activities for the year ended December 31, 1996 was $2.4 million, which was primarily attributable to increases in long-term installments receivable, unbilled accounts receivable, partially offset by net income and increases in other accrued liabilities and income taxes payable. cash provided by operating activities for the year ended December 31, 1995 was $2.6 million, which was primarily attributable to net income and increases in deferred revenue, partially offset by an increase in accounts receivable.

        Cash used in investing activities during the year ended December 31, 1997 was $15.6 million, which was primarily attributable to the acquisition of certain assets (see "Notes to Consolidated Financial Statements - Acquisitions") and the purchase of property and equipment. Cash used in investing activities during the years ended December 31, 1996 and 1995 totaled $2.6 million and $1.1 million, respectively, which was attributable to purchases of property and equipment related to the opening of new offices and purchases of computer equipment.

        Cash provided by financing activities of $54.2 million for the year ended December 31, 1997 was primarily from the net proceeds of $50.4 million from the Company's secondary public offering in the fourth quarter of 1997 and $2.2 million from the sale of common stock under stock plans. Cash provided from financing activities of $26.3 million was primarily from the net proceeds of $26.0 million from the Company's initial public offering in the fourth quarter of 1996.

        Available sources of funds at December 31, 1997 consisted of $46.3 million in cash and cash equivalents and a $2.7 million revolving line of credit, net of $0.3 million in outstanding letters of credit, with a commercial bank. The revolving line of credit provides for an unsecured line of credit up to $3.0 million at the bank's prime rate, contains certain restrictive financial and other covenants (including but not limited to, profitability, tangible net worth, liquidity and capital expenditures), and expires March 31, 1999. At December 31, 1997, there were no borrowings outstanding under the agreement.

    The Company currently does not anticipate that capital expenditures in the foreseeable future will vary materially from amounts incurred in previous years, except that the company will relocate one or more of its offices in 1998.

    The Company believes that existing cash resources, the existing line of credit, cash flow from operations, if any, together with the company's borrowing capacity will be sufficient to fund the Company's operations during the next 12 months.

YEAR 2000 COMPLIANCE

        Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries, or be modified in some fashion, to distinguish 21st century dates from 20th century dates. This problem could force computers to either shut down or provide incorrect data. As a result, in less than three years, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. The Company has examined its products and internal computer systems and contacted its software providers to determine whether the Company's software applications are compliant with the Year 2000. While the Company believes that its products and internal systems are fully Year 2000 compliant, the Company intends to continue to review its products and internal systems for any problems as well as monitor its key customers and suppliers for any impact that the Year 2000 may have on their information systems which in turn could impact the Company. While it is difficult to quantify the total cost to the company of the Year 2000 compliance activities, the company's best estimate of expenditures is between $50,000 and $250,000. However, there can be no guarantee that Year 2000 issue will not have a material impact on the Company's business, operating results and financial condition. In addition, the Company believes that the purchasing patterns of customers and potential customers may be affected by the Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company, which could result in a material adverse effect on the Company's business, operating results and financial condition.

NEW ACCOUNTING PRONOUNCEMENTS

        The Company will adopt SOP 97-2, Software Revenue Recognition, SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information for its years beginning January 1, 1998. The Company is reviewing the impact of such statements on its consolidated financial statements.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

        When used in this Form 10-K, the words "expects," "anticipates," "estimates," and similar expressions are intended to identify forward-looking statements. Such statements, which include but are not limited to statements under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and elsewhere in this Form 10-K as to the rate of contract renewals, the Company's ability to integrate acquired assets, licenses and technology, the timing of availability of products under development, the ability to commercialize products developed under collaborations and alliances, the acceptance, performance and utility of the Company's products and services, the adequacy of capital resources, future fluctuations in various operating expenses, future capital expenditures, the sufficiency of existing and potential cash resources, disruptions associated with facilities moves, and certain products' future percentage contribution to total revenue are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed herein and in the documents incorporated herein by reference. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-K. The Company assumes no obligation to update such forward-looking statements or to update the reasons actual results could differ materially from those anticipated in such forward-looking statements. See " - Factors That May Affect Future Results of Operations."

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

        Fluctuations in Future Operating Results. The Company's operating results have fluctuated in the past and may fluctuate significantly from quarter to quarter or on an annual basis in the future as a result of a number of factors, including, but not limited to: the size and timing of customer orders; changes in license renewal rates, timing of renewals or failure of existing customers to renew their licenses with the Company when their current licenses expire; the length of the Company's sales cycle; the timing and structure of future acquisitions, if any; difficulties in assimilating acquired technologies and related personnel; level of services and other activity; timing of new product announcements and introductions by the Company and its competitors; the Company's ability to develop, introduce and market new products and product enhancements or service offerings; market acceptance of the Company's products and products under development; deferrals of customer orders in anticipation of new products or product enhancements or service offerings; market success of the Company's service offerings; changes in contract terms (including terms affecting the timing of recognition of license revenue) and the rate at which such changes are made; the Company's ability to control costs, including the need for and degree of use of, third-party contractors and the hiring of new employees; political instability in, or trade embargoes with respect to, foreign markets; changes in the Company's management team; and fluctuating economic conditions. In addition, during the fourth quarter of 1997, a dispute arose over invoices received by the Company in connection with a development project. The Company's management believes that such billings, which approximate $750,000, were outside the scope of the development project and has advised the service provider of the Company's position. The Company and the service provider are presently discussing this issue; however, it is not presently determinable what amounts, if any, will be due related to this matter, which could have a material adverse effect on the Company's business, operating results and financial condition.

        The Company ships software products within a short period after receipt of an order and typically does not have a material backlog of unfilled orders. Total revenue in any quarter is dependent (and has become substantially dependent as the Company has increased the number of contracts for new and renewing customers that result in the recognition of license revenue upon shipment) on orders booked and contract renewals in that quarter and are not predictable with any degree of certainty. Since the Company's expense levels are based in part on management's expectations regarding future revenue, if revenue is below expectations in any quarter, the adverse effect may be magnified by the Company's inability to adjust spending in a timely manner to compensate for any revenue shortfall. In addition, a customer's purchase of the Company's products generally involves a significant commitment of capital with the attendant delays frequently associated with authorization procedures for substantial capital expenditures within large organizations. Moreover, because customers are purchasing larger and more complex simulation software products, the average order value has been increasing and purchases of the Company's products require approval at higher executive levels. For these and other reasons, the sales cycles for the Company's products can be lengthy and are subject to a number of significant risks over which the Company has little or no control. As a result of the large dollar amounts represented by a single order, the timing of the receipt of an order can have a significant impact on the Company's revenues and earnings for a particular period. Any significant or ongoing failure to reach definitive agreements with customers, including renewals of current licensing agreements upon their expiration, would have a material adverse effect on the Company's business, operating results and financial condition.
                                       26

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

        Concentration of Revenue in the Petroleum Industry. The Company derives a substantial majority of its total revenue from software licenses and services to companies in the highly cyclical petroleum industry. Accordingly, the Company's future success is dependent upon the continued demand for process engineering software by companies in the petroleum industry. In addition, companies in the petroleum industry are experiencing growing pressures to consolidate in response to the increasing need to reduce costs to remain competitive. There can be no assurance that consolidation in the petroleum industry will not result in a loss of customers or revenue or will not otherwise have a material adverse effect on the Company's business, operating results or financial condition. The Company intends to develop new products and product enhancements for other process industries, including the chemical process industry. However, there can be no assurance that such products or product enhancements, once introduced, will achieve their intended benefits, compete successfully with in-house or commercial products that are newly introduced or more established in such other process industries or that the Company's products and services will achieve market acceptance in such other process industries.

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

        Risks Associated with Past and Future Acquisitions. In recent periods, the Company completed several acquisitions of assets, licenses or technology and the related hiring of numerous employees. The integration of the acquired assets, licenses and technology will involve the assimilation of operations and products, which could divert the attention of the Company's management team and may have a material adverse effect on the Company's operating results in future quarters. In addition, the Company's inability to assimilate acquired licenses or technologies could result in the potential for one-time charges related to the write off of amounts capitalized. The Company's strategy includes consideration of additional acquisitions in the future, although there can be no assurance that suitable companies, technologies or products will be available for acquisition. Such acquisitions entail numerous risks, including an inability to assimilate acquired operations and products successfully, diversion of management's attention, difficulties and uncertainties in transitioning the business relationships from the acquired entity to the Company, difficulty in integrating new employees, and loss of key employees of acquired companies. In addition, future acquisitions by the Company may result in dilutive issuance of equity securities, the incurrence of debt, large one-time expenses, royalty obligations and the creation of goodwill or other intangible assets that could result in significant amortization expense. Any one or more of these factors could have a material adverse effect on the Company's business, operating results and financial condition.

        Need to Achieve Greater Market Penetration. The success of the Company's strategy is dependent upon increased market acceptance of commercial simulation software in general, and of the Company's software products and services in particular, in the process industries. In recent periods, the Company has increased sales and marketing expenditures and expects to continue to increase such expenditures in future periods in an effort to achieve greater market penetration in the process industries. In addition to SimSci's traditional emphasis on petroleum and petrochemical process industries, the Company is increasing its marketing and product targeting efforts in the industrial chemical, pharmaceutical and fine chemical industries. If the Company fails to increase market acceptance of its products, or if the Company's sales and marketing efforts do not result in a corresponding increase in total revenue through greater market penetration, the Company's operating margins and opportunity for future growth would be substantially restricted and therefore could have a material adverse effect on the Company's business, operating results and financial condition.

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

        The Company experiences its primary competition from potential customers' decisions to develop their own software internally rather than purchasing commercial software products such as those offered by the Company. As a result, the Company must continuously educate existing and prospective customers about the advantages of purchasing the Company's products and services. There can be no assurance that these customers or other potential customers will perceive sufficient value in the Company's products and services to justify purchasing them. The Company has experienced and expects to continue to experience competition from current and future competitors, some of which have significantly greater financial, technical, marketing and other resources than the Company. The Company's current direct competitors include, among others, Aspen, Hyprotech Ltd. and Chemstations, Inc., and, with respect to the Company's technology and consulting services, the Hi-Spec division of Honeywell, Inc., the Advanced Control and Optimization Division of Aspen and ABB Simcon Inc. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and the failure to do so would have a material adverse effect upon the Company's business, operating results and financial condition.

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

        Certain of the Company's international sales are denominated in local currencies, and the Company does not currently engage in hedging transactions. The Company's operating results and financial condition have in the past, and may be in the future, adversely affected by foreign currency exchange rate fluctuations which cannot be accurately predicted. The Company may engage in hedging in the future; however, there can be no assurance that any currency hedging policies implemented by the Company would be successful.

        Dependence on Strategic Relationships. The Company is dependent in part on a number of strategic alliances for the joint development or marketing of its products. For example, the Company has entered into a number of strategic alliances with respect to its new products and product enhancements, including a development arrangement with Mobil Oil Corporation with respect to NETOPT; a joint development arrangement with Shell Oil Products Company, a subsidiary of Shell Oil Company, with respect to ROMeo; a development and marketing agreement with IFP with respect to PIPEPHASE-TACITE; a general cooperation agreement with Bayer AG with respect to Simulation Manager; and a marketing agreement with Japan National Oil Corporation ("JNOC") with respect to the integration of PIPEPHASE with JNOC's well simulation program. The Company also has entered into cooperation agreements with Fluor Daniel, IBM and SAP AG. Failure of one or more of the Company's strategic alliances to achieve commercial success, or the termination of one or more of such alliances, could result in delay or termination of product development projects, reduction in market penetration, decreased ability to win new customers or loss of confidence by current or potential customers, any of which could have a material adverse effect on the Company's business, results of operations or financial condition.

        Dependence Upon Product Development; Need to Develop New and Acquired Technologies. The software market in which the Company competes is subject to rapid technological change, frequent introductions of new products, changes in customer demand and evolving industry standards which can render existing products obsolete and unmarketable. In addition, an important part of the Company's product development strategy is to acquire or obtain rights to new technologies from third parties to enhance the Company's existing products or to develop into new products. In this regard, during 1997, the Company completed eight acquisitions of assets, licenses and technology, including technology that will require significant additional development before release in commercial products. There can be no assurance that the Company will be successful in acquiring, developing and marketing products or enhancements to existing products or new products that respond to technological change, evolving industry standards or customer requirements, that the Company will not experience difficulties that could delay or prevent the successful acquisition, development, introduction and sale of such enhancements or new products, or that such enhancements or new products will adequately meet the requirements of the marketplace and achieve market acceptance, and the failure to do so would have a material adverse effect on the Company's business, operating results and financial condition.

        Management of Growth. The Company's business is currently experiencing a period of growth that has placed and is expected to continue to place a significant strain on the Company's personnel and resources. The Company's recent growth is attributable in part to recent acquisitions of businesses, products and technologies, and the related hiring of officers and employees of such acquired businesses. The Company's ability to manage future growth, if any, will depend on its ability to continue to implement and improve operational, financial and management information and controls systems on a timely basis, together with maintaining effective cost controls, and any failure to do so could have a material adverse effect on the Company's business, operating results and financial condition. The Company may also experience changes in senior management that could affect the Company's operations. For example, the Company's chief financial officer joined the Company in October 1997.

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

        Certain technology used in the Company's current products and products under development is licensed from third parties. These licenses may require the Company to pay royalties and to fulfill confidentiality obligations. The termination of any such licenses, or the failure of the third party licensors to adequately maintain or update their products, could result in a material adverse effect on the Company's business, operating results and financial condition by delaying the Company's ability to ship products.

        From time to time third parties may assert patent, trademark, copyright and other intellectual property rights to technologies that are important to the Company. In such an event, the Company may be required to incur significant costs in litigating a resolution to the asserted claims. There can be no assurance that such a resolution would not require that the Company pay damages or obtain a license of a third party's proprietary rights.

        Dependence on Contract Developers. The Company currently subcontracts certain aspects of its research and development to outside contractors. There can be no assurance that the Company will be able to manage its contract developers effectively or that these developers will meet the Company's future requirements for timely delivery of high-quality products.

        Year 2000 Compliance. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries, or be modified in some fashion, to distinguish 21st century dates from 20th century dates. This problem could force computers to either shut down or provide incorrect data. As a result, in less than three years, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. The Company has examined its products and internal computer systems and contacted its software providers to determine whether the Company's software applications are compliant with the Year 2000. While the Company believes that its products and internal systems are fully Year 2000 compliant, the Company intends to continue to review its products and internal systems for any problems as well as monitor its key customers and suppliers for any impact that the Year 2000 may have on their information systems which in turn could impact the Company. While it is difficult to quantify the total cost to the Company of the Year 2000 Compliance activities, the Company's best estimate of expenditures is between $50,000 and $250,000. However, there can be no guarantee that Year 2000 issue will not have a material impact on the Company's business, operating results and financial condition. In addition, the Company believes that the purchasing patterns of customers and potential customers may be affected by the Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company, which could result in a material adverse effect on the Company's business, operating results and financial condition.

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

        Product Liability. The Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in the Company's license agreements may not be effective as a result of existing or future federal, state or local laws or ordinances or unfavorable judicial decisions. Although the Company has not experienced any product liability claims to date, the sale and support of its simulation and optimization software may entail the risk of such claims. A successful product liability claim brought against the Company in excess of its insurance coverage or outside the scope of such coverage could have a material adverse effect upon the Company's business, operating results and financial condition.

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

        Risks Associated with Facilities Moves. The Company has recently entered into a new lease for an approximately 54,000 square foot facility in the Houston, Texas area and intends to consolidate its Houston-area operations by relocating them to this facility in the near future. In addition, the Company is currently seeking alternate space near its Brea, California headquarters and could also move its Brea operations in the near future. Each move of Company facilities involves coordination of complex events in order to avoid or minimize disruption or delay of the Company's operations, including potential delays in product development or shipment of products. If any of the anticipated facility moves were to result in significant delays in product development or other disruption of operations, the Company's business, operating results and financial condition could be materially adversely affected.

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

INFLATION

        Inflation has not had a significant impact on the Company's operating results to date, nor does the Company expect it to have a significant impact during 1998.


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

        (3)    EXHIBITS
               The exhibits listed on the accompanying Exhibit index are incorporated herein by reference.


Exhibit No.    Description of Exhibit
----------     ----------------------
 3.1(1)        Amended and Restated Certificate of Incorporation of the
               Registrant, as currently in effect

 3.2(2)        Amended and Restated Bylaws of the Registrant

 4.1(3)        Form of specimen certificate for the Registrant's Common Stock

 4.2(9) Certificate of Designations of Rights, Preferences and Privileges of Series A Participating Preferred Stock

10.1(2) Form of Indemnification Agreement entered into by the Registrant with each of its directors and executive officers

10.2(1)        1994 Stock Option Plan and related agreements

10.3(8)        1996 Stock Option Plan and related agreements as amended

10.4(1) 1996 Employee Stock Purchase Plan for U.S. Employees and related agreements

10.5(1) 1996 Employee Stock Purchase Plan for Non-U.S. Employees and related agreements

10.6(3)        1996 Director Option Plan and related agreements

10.7(1)        Registration Rights Agreement dated December 17, 1993

10.8(1)        Standard Office Lease dated September 1, 1992 between the
               Registrant and Brea Partners, as amended

10.9(1) Stock Purchase and Investment Agreement dated December 17, 1993 by and among the Registrant, certain shareholders and Northern
               Trust Bank of California, N.A. as Trustee of the Registrant's
               Employee Stock Ownership Plan and Money Purchase Pension Plan

10.10(2)*      Software License Agreement dated September 1, 1995 between
               Mobil Oil Corporation and the Registrant

10.11(3) Form of Separation Agreement between the Registrant and each of Katherine S. Abrams, Robert E. Grice, Charles R. Harris, Daniel
               T. Nichols, and Dirk Pfeiffer


Exhibit No.    Description of Exhibit
----------     ----------------------
10.12(4)       Asset Purchase Agreement dated March 24, 1997 among the
               Registrant, Visual Solutions, Inc. and John L. Dial, II, Mark G.
               Brosius, Donald L. Miller and Christopher E. Glass

10.13(4)       Registration Rights Agreement dated March 26, 1997 among the
               Registrant, Visual Solutions, Inc. and John L. Dial, II, Mark G.
               Brosius, Donald L. Miller and Christopher E. Glass

10.14(5)*      Software License Agreement dated September 15, 1997 between Shell
               Oil Products Company, acting for itself and as Agent for Shell
               Oil Company, and the Registrant

10.15(5)*      Asset Purchase Agreement dated September 15, 1997 between Shell
               Oil Products Company, acting for itself and as Agent for Shell
               Oil Company, and the Registrant

10.16(5)*      Software Marketing Agreement dated September 15, 1997 between
               Shell Oil Products Company, acting for itself and as Agent for
               Shell Oil Company, and the Registrant

10.17(6) Asset Purchase Agreement dated as of September 30, 1997 by and among Registrant, W.R. Biles & Associates, Inc., a Delaware corporation, and William R. Biles , an individual

10.18(7)       Lease Agreement dated September 2, 1997 between Registrant and
               The Prudential Insurance Company of America

21.1           List of Subsidiaries

23.1           Consent of Deloitte & Touche LLP, independent auditors

24.1           Power of Attorney (included on page 34)

27.1           Financial Data Schedule

27.2           Financial Data Schedule as amended

27.3           Financial Data Schedule as amended


------------------------

 * Confidential treatment has been granted with respect to portions of this agreement

(1) Incorporated by reference to the Company's Form S-1 filed on August 29, 1996, File Number 333-11017

(2) Incorporated by reference to the Company's Amendment No. 1 to Form S-1 filed on September 17, 1996, File Number 333-11017

(3) Incorporated by reference to the Company's Amendment No. 3 to Form S-1 filed on October 17, 1996, File Number 333-11017

(4) Incorporated by reference to the Company's report on Form 8-K dated March 26, 1997, filed on April 10, 1997, File Number 000-21283

(5) Incorporated by reference to the Company's report on Form 8-K dated September 15, 1997, filed on September 30, 1997, File Number 000-21283

(6) Incorporated by reference to the Company's report on Form 8-K dated September 30, 1997, filed on October 14, 1997, File Number 000-21283

(7) Incorporated by reference to the Company's report on Form 10-Q filed on October 29, 1997

(8) Incorporated by reference to the Company's report on Form S-8 filed on December 19, 1997, Registration Number 333-42697

(9) Incorporated by reference to the Company's Registration Statement on Form 8-A, filed on August 14, 1997, File Number 000-21283


(b)  REPORTS ON FORM 8-K

     Reports on Form 8-K and 8-K/A were filed on October 14, 1997 and October 29, 1997, respectively in connection with the acquisition of substantially all of the asets of W.R. Biles & Associates, Inc.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Simulation Sciences Inc.
                                         (Registrant)


March 30, 1998                           /s/  Charles R. Harris
                                         ---------------------------------------
                                              Charles R. Harris
                                         President and Chief Executive Officer


                                POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, Charles R. Harris and Robert E. Grice, Jr. and each one of them, his attorneys-in-fact and agents, each with the power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities indicated on March 30, 1998.


               Signature                                         Title(s)
               ---------                                         --------
/s/       Charles R. Harris              President and Chief Executive Officer (Principal
-------------------------------------    Executive Officer) and Director
          Charles R. Harris


/s/        Robert E. Grice, Jr.          Executive Vice President, Finance and Chief
-------------------------------------    Financial Officer (Principal Financial and
           Robert E. Grice, Jr.          Accounting Officer)


/s/       Narendra K. Gupta              Director
-------------------------------------
          Narendra K. Gupta


/s/      Walter G. Kortschak             Director
-------------------------------------
         Walter G. Kortschak


                    SIMULATION SCIENCES INC. AND SUBSIDIARIES

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE


Independent Auditors' Report                                                F-2

Consolidated Balance Sheets as of December 31, 1996 and 1997                F-3

Consolidated Statements of Operations for the years ended
   December 31, 1995, 1996 and 1997                                         F-4

Consolidated Statements of Stockholders' Equity for the years ended
   December 31, 1995, 1996 and 1997                                         F-5

Consolidated Statements of Cash Flows for the years ended
   December 31, 1995, 1996 and 1997                                         F-6

Notes to Consolidated Financial Statements                                  F-7

Schedule II - Valuation and Qualifying Accounts                             S-1

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders of
Simulation Sciences Inc.:

         We have audited the accompanying consolidated balance sheets of Simulation Sciences Inc. and subsidiaries (the Company) as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in
Item 14(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Simulation Sciences Inc. and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

Costa Mesa, California
February 6, 1998

                    SIMULATION SCIENCES INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                              DECEMBER 31,
                                                                     --------------------------------
                                                                          1996             1997
                                                                     ---------------   --------------
                             ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                          $ 26,320,519     $ 46,294,916
    Accounts receivable, less allowance for doubtful accounts
        of $722,036 and $1,471,078 at December 31, 1996 and
        1997, respectively                                                8,981,299       14,183,499
    Unbilled accounts receivable                                          3,671,677       11,284,477
    Deferred income taxes                                                 2,930,073        5,335,568
    Prepaid expenses and other current assets                               379,122        1,382,242
                                                                     ---------------   --------------
        Total current assets                                             42,282,690       78,480,702
LONG-TERM INSTALLMENTS RECEIVABLE, net of unamortized discount of $1,045,184 and $3,169,923 at December 31, 1996 and 1997,
    respectively                                                          5,126,866       15,299,698
PROPERTY AND EQUIPMENT
    Computer equipment and programs                                       6,523,879        9,408,648
    Furniture and fixtures                                                3,435,485        3,643,063
                                                                     ---------------   --------------
                                                                          9,959,364       13,051,711
    Less accumulated depreciation                                        (5,914,287)      (8,089,775)
                                                                     ---------------   --------------
        Property and equipment, net                                       4,045,077        4,961,936
GOODWILL, net of accumulated amortization of $95,636 at
  December 31, 1997                                                                        1,234,570
OTHER ASSETS, net                                                         1,568,488        6,629,927
DEFERRED INCOME TAXES                                                       174,656          145,796
                                                                     ---------------   --------------
                                                                       $ 53,197,777    $ 106,752,629
                                                                     ===============   ==============


              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                    $ 1,901,847      $ 1,900,607
    Accrued vacation and bonus payable                                    1,564,603        1,789,558
    Other accrued liabilities                                             3,732,078        3,049,038
    Obligations related to acquisitions                                                    6,200,000
    Income taxes payable                                                  2,083,664        1,992,941
    Deferred revenue                                                      5,096,380        5,460,525
                                                                     ---------------   --------------
        Total current liabilities                                        14,378,572       20,392,669
OBLIGATION RELATED TO ACQUISITION                                                            600,000
COMMITMENTS AND CONTINGENCIES
SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK,
    $.001 par value; 5,000,000 shares authorized,
    100,000 shares designated as Series A
    Participating Preferred Stock, no shares
    issued and outstanding at December 31,
    1996 and 1997
STOCKHOLDERS' EQUITY
    Common stock - $.001 par value; 30,000,000 shares
    authorized; 9,987,340 and 14,136,809 shares issued
    and outstanding at December 31, 1996 and 1997,
    respectively                                                              9,987           14,137
    Additional paid-in capital                                           32,552,964       90,610,354
    Retained earnings (deficit)                                           6,256,254       (4,864,531)
                                                                     ---------------   --------------
        Total stockholders' equity                                       38,819,205       85,759,960
                                                                     ---------------   --------------
                                                                       $ 53,197,777    $ 106,752,629
                                                                     ===============   ==============



          See accompanying notes to consolidated financial statements.

                    SIMULATION SCIENCES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            YEAR ENDED DECEMBER 31,
                                                  --------------------------------------------
                                                       1995           1996           1997
                                                  --------------------------------------------
Revenue
    Software license revenue                      $ 29,888,672    $ 43,561,069   $ 57,260,748
    Services and other revenue                       3,230,639       3,342,314      3,314,826
                                                  -------------  --------------  -------------
       Total revenue                                33,119,311      46,903,383     60,575,574
Cost of revenue
    Cost of software license revenue                 3,509,514       4,275,169      3,862,196
    Cost of services and other revenue               3,250,878       2,653,021      2,694,099
                                                  -------------  --------------  -------------
       Total cost of revenue                         6,760,392       6,928,190      6,556,295
                                                  -------------  --------------  -------------
Gross profit                                        26,358,919      39,975,193     54,019,279
Operating expenses
    Sales and marketing                             11,662,381      16,571,770     19,479,785
    Research and development                         8,621,381      12,171,729     16,866,969
    General and administrative                       3,868,506       7,048,089     10,741,276
    In-process research and development
      and other costs                                                              17,520,000
                                                  -------------  --------------  -------------
       Total operating expenses                     24,152,268      35,791,588     64,608,030
                                                  -------------  --------------  -------------
Income (loss) from operations                        2,206,651       4,183,605    (10,588,751)
Interest and other income                               99,905         458,058      1,930,747
                                                  -------------  --------------  -------------
Income (loss) before provision for income taxes      2,306,556       4,641,663     (8,658,004)
Provision for income taxes                             951,872       1,949,500      2,462,781
                                                  -------------  --------------  -------------
Net income (loss)                                  $ 1,354,684     $ 2,692,163   $ (11,120,785)
                                                  =============  ==============  =============


Basic pro forma and net income (loss) per share         $ 0.20          $ 0.37        $ (1.01)
                                                  =============  ==============  =============
Basic pro forma and weighted average
  common shares                                      6,666,669       7,249,817     11,003,571
                                                  =============  ==============  =============

Diluted pro forma and net income (loss) per share       $ 0.20          $ 0.34        $ (1.01)
                                                  =============  ==============  =============
Diluted pro forma and weighted average common
  shares                                             6,666,669       7,977,765     11,003,571
                                                  =============  ==============  =============


          See accompanying notes to consolidated financial statements.

                    SIMULATION SCIENCES INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                    COMMON STOCK        ADDITIONAL    RETAINED       TOTAL
                                               -----------------------   PAID-IN      EARNINGS    STOCKHOLDERS'
                                                 SHARES      AMOUNT      CAPITAL      (DEFICIT)      EQUITY
                                               ------------ ---------- ------------- ------------ -------------
Balances as of January 1, 1995                   5,000,001    $ 5,000   $ 1,470,402  $ 2,209,407   $ 3,684,809

    Net income                                                                         1,354,684     1,354,684
                                               ------------ ---------- ------------- ------------ -------------

Balances as of December 31, 1995                 5,000,001      5,000     1,470,402    3,564,091     5,039,493

    Issuance of common stock in a public
        offering                                 3,248,866      3,249    25,939,760                 25,943,009
    Conversion of preferred stock to common
        stock                                    1,666,668      1,666     4,800,454                  4,802,120
    Common stock option exercises                   71,805         72       195,262                    195,334
    Tax benefit related to stock option
        exercises                                                           147,086                    147,086
    Net income                                                                         2,692,163     2,692,163
                                               ------------ ---------- ------------- ------------ -------------

Balances as of December 31, 1996                 9,987,340      9,987    32,552,964    6,256,254    38,819,205

    Issuance of common stock in a public
        offering                                 2,991,818      2,992    50,397,669                 50,400,661
    Issuance of common stock related to
        acquisitions                               379,789        380     3,909,620                  3,910,000
    Issuance of common stock related to
        warrant exercises                          356,038        356          (356)
    Issuance of common stock under stock plans     421,824        422     2,235,443                  2,235,865
    Tax benefit related to stock option
        exercises                                                         1,515,014                  1,515,014
    Net loss                                                                          (11,120,785) (11,120,785)
                                               ------------ ---------- ------------- ------------ -------------

Balances as of December 31, 1997                14,136,809   $ 14,137   $90,610,354    (4,864,531) $85,759,960
                                               ============ ========== ============= ============ =============



          See accompanying notes to consolidated financial statements.

                    SIMULATION SCIENCES INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 YEAR ENDED DECEMBER 31,
                                                                      ---------------------------------------------
                                                                          1995            1996            1997
                                                                      --------------  --------------  -------------
Cash flows from operating activities:
    Net income (loss)                                                   $ 1,354,684     $ 2,692,163   $(11,120,785)
    Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
       Depreciation and amortization                                        703,095         975,458      2,476,618
       Provision for doubtful accounts                                       28,443         478,169        749,666
       In-process research and development and other costs                                              17,520,000
       Deferred income taxes                                               (342,382)       (400,797)    (2,376,635)
       Change in operating assets and liabilities, net of
          the effect of acquisitions:
          Short-term investments                                                             14,531
          Accounts receivable                                            (2,897,820)       (613,038)    (4,967,351)
          Unbilled accounts receivable                                     (250,513)     (3,487,342)    (7,749,940)
          Income taxes receivable                                          (254,663)        968,552
          Prepaid expenses and other current assets                         (55,472)         37,899     (1,008,690)
          Other assets                                                      (88,098)       (617,742)      (789,672)
          Long-term installments receivable                                              (5,221,648)   (10,400,697)
          Accounts payable                                                  275,663         490,186        (70,930)
          Accrued vacation and bonus payable                                494,067         460,809        179,715
          Other accrued liabilities                                         690,886       1,253,862     (1,161,140)
          Income taxes payable                                              579,085       1,005,267         (3,007)
          Deferred revenue                                                2,396,701        (459,405)       123,814
                                                                      --------------  --------------  -------------
             Net cash provided by (used in) operating activities          2,633,676      (2,423,076)   (18,599,034)
Cash flow from investing activities:
    Purchases of property and equipment                                  (1,247,458)     (2,640,396)    (2,910,532)
    Proceeds from disposition of property and equipment                      38,024
    Proceeds from sale of marketable securities                             100,000
    Cash paid for acquisitions                                                                         (12,734,439)
                                                                      --------------  --------------  -------------
             Net cash used in investing activities                       (1,109,434)     (2,640,396)   (15,644,971)
Cash flow from financing activities:
    Issuance of common stock in a public offering                                        25,943,009     50,400,661
    Proceeds from the sale of common stock under stock plans                                195,334      2,235,865
    Tax benefit related to stock option exercises                                           147,086      1,515,014
                                                                      --------------  --------------  -------------
             Net cash provided by financing activities                            -      26,285,429     54,151,540
Effect of exchange rate changes on cash and cash equivalents                 12,224        (343,721)        66,862
                                                                      --------------  --------------  -------------
Net increase in cash and cash equivalents                                 1,536,466      20,878,236     19,974,397
Cash and cash equivalents at beginning of period                          3,905,817       5,442,283     26,320,519
                                                                      --------------  --------------  -------------
Cash and cash equivalents at end of period                              $ 5,442,283    $ 26,320,519   $ 46,294,916
                                                                      ==============  ==============  =============

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
       Income taxes                                                       $ 270,142       $ 874,446    $ 2,755,907
                                                                      ==============  ==============  =============

Supplemental disclosures related to acquisitions:
    The Company acquired certain assets and technology
       of other companies as described in Note 2.
       These acquisitions are summarized as follows:
       In-process research and development                                                            $ 16,270,000
       Purchased technology                                                                              3,304,270
       Fair value of assets acquired                                                                     3,369,697
       Goodwill                                                                                          1,330,205
       Common stock issued                                                                              (3,910,000)
       Cash paid for acquisitions                                                                      (12,734,439)
       Obligations related to acquisitions                                                              (6,800,000)
                                                                                                      -------------
       Liabilities assumed                                                                              $ (829,733)
                                                                                                      =============


          See accompanying notes to consolidated financial statements.

                    SIMULATION SCIENCES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    General and Nature of Operations - Simulation Sciences Inc. is engaged primarily in the development and marketing of commercial application software and related services to the petroleum, petrochemical, industrial chemical and other process industries all over the world. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and losses have approximated management's expectations. The accompanying consolidated financial statements include the accounts of Simulation Sciences Inc. and its wholly owned subsidiaries in Barbados, Brazil, Germany, Japan, Singapore, the United Kingdom, the United States and Venezuela (collectively, the Company). All significant intercompany transactions and balances have been eliminated.

    Cash and Cash Equivalents - Cash equivalents represent highly liquid investments purchased with an original maturity date of three months or less.

    Fair Value of Financial Instruments - The recorded amounts of cash and cash equivalents, investment securities, accounts receivable and accounts payable at December 31, 1996 and 1997 approximate fair value in accordance with Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments (SFAS No. 107), due to the relatively short period of time between origination of the instruments and their expected realization.

    Long-Term Installments Receivable - Long-term installments receivable represent the present value of future payments under noncancelable license agreements which provide for payments in installments typically over a one- to five-year period. A portion of the revenue from each installment payment is recognized as interest income in the accompanying consolidated statements of operations. The present value interest rate in effect during 1996 and 1997 was 8%.

    Property and Equipment - Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets, generally three to five years.

    Goodwill - Goodwill represents the excess of the purchase price over the fair value of net assets acquired and is amortized using the straight line method over ten years. The Company periodically evaluates the recoverability of goodwill and, based on its most recent analysis, believes that no impairment exists at December 31, 1997.

    Other Assets, net - Purchased technology, which is included in other assets, net, represents an allocation of the purchase price with respect to certain technology acquired by the Company in its recent acquisitions (Note 2) and is amortized using the straight line method over 3 years. Also included in other assets, net at December 31, 1997 is $1.1 million paid related to a purchase option with respect to certain advanced multivariable control technology from Shell Oil and $1.0 million related to the rights to use other technology. The Company periodically evaluates the recoverability of purchased technology and has written off $1.3 million related to purchased technology acquired in a previous year. Such amount is included in in-process research and development and other costs in the accompanying consolidated statements of operations. Based on its most recent analysis, the Company believes that no impairment exists at December 31, 1997.

    Long-Lived Assets - The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS No. 121). In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred. Based on its most recent analysis, the Company believes that no impairment exists at December 31, 1997.

                    SIMULATION SCIENCES INC. AND SUBSIDIARIES

    Software Development Costs - Development costs related to new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs would be capitalized in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed (SFAS No. 86). Because the Company believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no costs have been capitalized as of December 31, 1996 or 1997.

    Revenue Recognition - The Company recognizes revenue from product licensing agreements in accordance with the American Institute of Certified Public Accountants Statement of Position No. 91-1, Software Revenue Recognition ("SOP 91-1"). SOP 91-1 generally requires recognition of license revenue upon shipment or renewal and recognition of revenue for maintenance and support ratably over the life of the contract. However, if license fees and maintenance and support charges are not separately identified, then all revenue from the contract must be recognized ratably over its life. More than 95% of the Company's license contracts entered into before 1996 did not separately identify software license fees and charges for maintenance and support obligations. As a result, the Company recognized revenue from these contracts ratably over the terms of such contracts in accordance with SOP 91-1 ("Ratable Revenue"). The remaining contracts identified the cost of the license fee and maintenance and support separately and, under SOP 91-1, the Company recognized revenue from the license portion of the contracts upon shipment or renewal ("License Revenue") and from the maintenance and support portion of such contracts as Ratable Revenue. Accordingly, the revenue recognized under a contract resulting in License Revenue recognition will be higher in the quarter of shipment or renewal, and lower in later quarters, than that recognized under a contract resulting only in Ratable Revenue recognition. In order to more closely conform to industry-standard practices regarding licenses and maintenance agreements, the Company began entering into contracts for new and renewing customers that separately identify software license fees and maintenance and support charges, resulting in recognition of License Revenue on an increased portion of contracts. The substantial majority of the Company's new and renewal contracts now contain terms that result in License Revenue. For this reason, the Company does not believe that revenue and results of operations for periods ended on or prior to June 30, 1996 will be directly comparable to results for future periods. Furthermore, because the Company had only begun to recognize License Revenue during the quarter ending March 31, 1996, the Company does not believe that revenue and results of operations for the year ended December 31, 1997 are directly comparable to the results for the year earlier period. Revenue recognition on certain service offerings is based on percentage of completion and on attainment of project milestones.

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

    The American Institute of Certified Public Accountants recently issued Statement of Position No. 97-2, Software Revenue Recognition ("SOP 97-2") which supersedes SOP 91-1. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. Retroactive application is prohibited. Accordingly,

                    SIMULATION SCIENCES INC. AND SUBSIDIARIES the Company will recognize revenue in accordance with SOP 97-2 for its years beginning January 1, 1998. The Company is reviewing the impact of SOP 97-2 on its consolidated financial statements.

    Income Taxes - The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109). This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company's financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws.

    Foreign Currency Translation - In accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation (SFAS No. 52), the United States dollar is considered to be the functional currency for the Company's foreign subsidiaries, and translation adjustments are included in other income in the Company's consolidated statements of operations.

    Pro Forma and Net Income (Loss) per Share - In accordance with the recently issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS No. 128), pro forma and net income (loss) per share, on a basic and diluted basis, are presented for all periods. Basic pro forma net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted pro forma net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common and dilutive common equivalent shares outstanding. Weighted average common shares include common shares and the pro forma conversion of all outstanding shares of preferred stock into shares of common stock. Weighted average common equivalent shares include warrants to purchase shares of common stock and stock options using the treasury stock method. Net income (loss) per share is computed as described above and includes the actual conversion of the preferred shares into the same number of common shares upon the completion of the Company's initial public offering in October 1996 (Note 3).

    Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

    Stock-based Compensation - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25).

    Concentration of Revenue in the Petroleum Industry - The Company derives a substantial majority of its total revenue from software licenses and services to companies in the petroleum industry, which is highly cyclical. Accordingly, the Company's future success is dependent upon the continued demand for process engineering software by companies in the petroleum industry.

    Other Recent Accounting Pronouncements - The Company will adopt SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information for its years beginning January 1, 1998. The Company is reviewing the impact of such statements on its consolidated financial statements.

                    SIMULATION SCIENCES INC. AND SUBSIDIARIES

2.  ACQUISITIONS

    In March 1997, the Company acquired substantially all of the assets of Visual Solutions, Inc. for $5.7 million, including acquisition costs, consisting of $1.8 million in cash and $3.9 million in common stock of the Company. Visual Solutions, Inc. was a privately held Texas corporation providing commercial simulation software and related services to the process industries. The acquisition was accounted for under the purchase method of accounting and the purchase price was allocated primarily to in-process research and development ($5.2 million), goodwill ($0.3 million), purchased technology ($0.1 million) and accounts receivable ($0.1 million). The amount allocated to in-process research and development was based upon management's assumptions.

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

    In June 1997, the Company acquired certain technology and assets from Raytheon Engineers & Constructors, Inc. for $1.1 million in cash, including transaction costs, plus assumed liabilities of $30,000. The acquisition was accounted for under the purchase method of accounting and the purchase price was allocated primarily to in-process research and development. The amount allocated to in-process research and development was based upon management's assumptions.

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

    In September 1997, the Company acquired an irrevocable, perpetual, exclusive royalty-free license with respect to certain solver and modeling technology from Shell Oil Products Company for a total of $6.2 million, including transaction costs. The purchase price is to be paid in 1998 as follows: $1.5 million in cash and $4.5 million in common stock. The acquisition was accounted for under the purchase method of accounting and the purchase price was allocated to in-process research and development ($6.0 million) and goodwill ($0.2 million). The amount allocated to in-process research and development was based upon management's assumptions.

    On September 30, 1997, the Company acquired substantially all of the assets of W.R. Biles & Associates, Inc. for $5.6 million, including acquisition costs. The purchase price consisted of $2.5 million in cash and $2.7 million of assumed net liabilities (net of $0.8 million in assets), plus transaction costs. W.R. Biles & Associates, Inc. was a privately held Texas based corporation providing process information solutions to companies in the chemical, pharmaceutical, food and beverage and other industries. The acquisition was accounted for under the purchase method of accounting and the net purchase price was allocated to in-process research and development

                    SIMULATION SCIENCES INC. AND SUBSIDIARIES

($4.0 million), purchased technology ($1.6 million), accounts receivable ($0.7 million), fixed assets ($0.1 million), and accrued liabilities ($3.7 million). The amount allocated to in-process research and development was based upon management's assumptions.

    The following unaudited pro forma information presents results of operations of the Company for the year ended December 31, 1997, as if the W.R. Biles and Associates, Inc. acquisition had been consummated as of the beginning of 1997. The pro forma information is presented for information purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined enterprise.

                                                   Year Ended
                                               December 31, 1997
                                               -----------------
Total revenues                                    $65,303,962
Net loss                                           (8,441,173)
Basic loss per share                                    (0.77)
Diluted loss per share                                  (0.77)


3.  REVOLVING LINE OF CREDIT

    At December 31, 1997, the Company had a revolving line of credit with a commercial bank which provides for an unsecured line of credit up to $3.0 million at the bank's prime rate, contains certain restrictive financial and other covenants (including but not limited to, profitability, tangible net worth, liquidity and capital expenditures), and expires March 31, 1999. At December 31, 1997, there were no borrowings outstanding under the agreement.

4.  STOCKHOLDERS' EQUITY

    Stock Transactions - On December 17, 1993, in a private placement offering, the Company sold 1,666,668 shares of Series A Convertible Preferred Stock ($.001 par value) at a price of $3.00 per share, raising proceeds of $4,802,120, net of offering costs of $197,884. In connection with this offering, the Company also issued warrants to the holders of Series A Convertible Preferred Stock to purchase 438,598 shares of the Company's common stock for $2.85 per share. Such warrants were exercised on a net basis in 1997.

    On December 17, 1993, the Company repurchased from its stockholders 1,827,940 shares of common stock for $5,000,000. Upon repurchase by the Company, the shares were canceled.

    In the fourth quarter of 1996, the Company sold 3,248,866 shares, including overallotment, of its Common Stock in its initial public offering and raised net proceeds of $25,943,009. The 1,666,668 shares of Series A Convertible Preferred Stock were converted into the same number of shares of Common Stock at the initial public offering. No dividends were declared on the Convertible Preferred Stock.

    In the fourth quarter of 1997, the Company sold 2,991,818 shares, including overallotment, of its Common Stock in its secondary public offering and raised net proceeds of $50,400,661.

    Stock Split - On May 2, 1996, the Company's Board of Directors approved a 1-for-3 reverse stock split of the Company's common stock, which was effected in October 1996. All share, per share and conversion amounts relating to common stock, preferred stock, warrants and stock options included in the accompanying consolidated financial statements and footnotes have been restated to reflect the stock split for all periods presented.

                    SIMULATION SCIENCES INC. AND SUBSIDIARIES

    Reincorporation - The Company reincorporated in the State of Delaware in September 1996.

    401(k) - In 1993, the Company had a profit sharing plan and a defined contribution money purchase pension plan covering substantially all employees. Both plans were combined in an employee stock ownership plan (ESOP). On January 1, 1994, the ESOP was amended and restated to provide for the combination of the plans into a 401(k) plan. The Company matches 50% of participating employee (participant) contributions of up to 5% of compensation. During the years ended December 31, 1995, 1996 and 1997, matching contributions totaled $111,092, $163,472 and $238,018 respectively.

    Stock Option Plans - The Company currently has three fixed price stock option plans which reserve shares of common stock for issuance to key employees and directors: the 1994 Stock Option Plan (1994 Plan), the 1996 Stock Option Plan (1996 Plan) and the 1996 Director Option Plan (1996 Director Plan).

    The 1994 Plan provides for the granting of up to 1,666,667 options to purchase common stock of the Company at a price at least equal to the market price as of the date of grant. The nonstatutory options are to be issued to key employees and directors as determined by the Company's Board of Directors. Such options vest ratably over five years and expire ten years from date of grant. At December 31, 1997 there were 383,991 shares available for grant under the 1994 Plan.

    The 1996 Plan provides for the granting to employees of incentive stock options and for the granting to employees and consultants of nonstatutory stock options and stock purchase rights (SPRs). The 1996 Plan may be administered by the Board of Directors or a committee of the Board. A total of 2,000,000 shares of Common Stock is currently reserved for issuance under the 1996 Plan. The exercise price of the options must be at least equal to the market price at the date of grant. Such options vest ratably over four years and expire ten years from date of grant. Unless terminated sooner, the 1996 Plan will terminate automatically in May 2006. At December 31, 1997, there were 829,608 shares available for grant under the 1996 Plan.

    The 1996 Director Plan provides for the automatic granting of an option for 20,000 shares of Common Stock (First Option) to each non-employee director on the earlier of: (i) the effective date of the Director Plan, or (ii) the date on which the person first becomes a non-employee director, unless immediately prior to becoming a non-employee director, such person was a director of the Company. After the First Option is granted to the non-employee director, he or she shall automatically be granted an option to purchase 5,000 shares (Subsequent Option) each year on the date of the annual stockholders' meeting of the Company at which such non-employee director is re-elected as a director, if on such date he or she shall have served on the Board for at least six months. The Company has reserved 125,000 shares of Common Stock for issuance under the 1996 Director Plan. The exercise price of the options must be at least equal to the market price at the date of grant. Such options vest ratably over four years and expire ten years from date of grant. As of December 31, 1997, there were 115,000 shares available for grant under the 1996 Director Plan.

                    SIMULATION SCIENCES INC. AND SUBSIDIARIES

    The following table summarizes activity under the Company's 1994 Plan, 1996 Plan and the 1996 Director Plan:

                                                                 NUMBER OF
                                NUMBER OF          PRICE          OPTIONS
                                  SHARES         PER SHARE      EXERCISABLE
                               ----------------------------------------------
Balance, January 1, 1995            500,667     $2.73 - $  2.73         -
    Granted                         585,000      2.67 -    2.67
    Canceled                       (171,667)     2.73 -    2.73
                               -------------
Balance, December 31, 1995          914,000      2.67  -   2.73    65,800
    Granted                         724,333      5.37  -  10.38
    Exercised                       (71,805)     2.67  -   2.73
    Canceled                       (101,716)     2.67  -   6.30
                               -------------
Balance, December 31, 1996        1,464,812      2.67  -  10.38   193,137
    Granted                       1,168,392      9.88  -  18.13
    Exercised                      (303,818)     2.67  -   7.50
    Canceled                       (241,936)     2.67  -  16.25
                               -------------
Balance, December 31, 1997        2,087,450     $2.67  - $18.13   192,515
                               =============


    The following table summarizes other information regarding stock options outstanding at December 31, 1997:

                             OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                    ---------------------------------------  --------------------------
                                   WEIGHTED
                                   AVERAGE      WEIGHTED                    WEIGHTED
     RANGE OF          NUMBER     REMAINING     AVERAGE         NUMBER      AVERAGE
     EXERCISE       OUTSTANDING  CONTRACTUAL    EXERCISE     EXERCISABLE    EXERCISE
      PRICES        AT 12/31/97      LIFE        PRICES      AT 12/31/97     PRICES
------------------- ---------------------------------------  --------------------------
$ 2.67 to $ 2.73      471,698        7          $ 2.69         116,156       $ 2.70
$ 5.37 to $ 7.50      436,610        8            6.40          60,609         6.37
$ 9.75 to $14.38      514,417        9           12.33          15,750        10.38
$16.25 to $22.88      664,725       10           20.62
                    ---------                                  -------
                    2,087,450                                  192,515
                    =========                                  =======



    1996 Employee Stock Purchase Plans (1996 ESPP) - The U.S. 1996 ESPP permits eligible employees to acquire shares of the Company's common stock at 85% of the lower of the fair market value of the Common Stock at the beginning or at the end of each offering period through payroll deductions of up to 10% of an employee's compensation (excluding bonuses and incentive compensation), up to a maximum of $20,000 per year. The plan has two six-month offering periods each year beginning on the first trading day on or after January 1 and July 1, respectively, and terminates in 2006. The Foreign 1996 ESPP contains terms similar to those of the U.S. 1996 ESPP. A total of 200,000 shares have been approved for grant under the 1996 ESPP. During 1997, 118,006 shares of common stock were purchased under the plan. At December 31, 1997, the Company had a liability of $8,376 recorded in connection with the plan.

    APB Opinion No. 25 - As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and its related interpretations. No compensation expense has been recognized in the financial statements for employee stock arrangements.

                    SIMULATION SCIENCES INC. AND SUBSIDIARIES

     SFAS No. 123 - Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS No. 123) requires the disclosure of pro forma net income (loss) and earnings (loss) per share had the Company adopted the fair value method as of the beginning of 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted-average assumptions for the years 1995, 1996 and 1997, respectively: no dividend yield, expected volatility of 0.0%, 3.0% and 59.5%, risk free interest rate of 6.4%, 6.1% and 5.8%, and expected lives of 5, 4.8 and 4 years. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1995, 1996 and 1997 awards had been amortized to expense over the vesting period of the awards, pro forma net income (loss) would have been as follows:

                                            YEAR ENDED DECEMBER 31,
                                    ----------------------------------------
                                       1995          1996          1997
                                    ------------  ------------  ------------
Net income (loss) as reported       $1,354,684    $2,692,163    $(11,120,785)
Pro forma net income (loss)          1,329,515     2,550,205     (11,819,467)
Pro forma basic net income (loss)
   per share                              0.20          0.35           (1.07)
Pro forma diluted net income
  (loss) per share                        0.20          0.32           (1.07)


5.  INCOME TAXES

    The provision for income taxes consists of the following:

                                                YEAR ENDED DECEMBER 31,
                                       -----------------------------------------
                                           1995          1996           1997
                                       ------------   -----------   ------------
Current:
    Federal                              $ 224,311     $ 641,190    $ 2,937,855
    State                                  228,876       343,926        623,495
    Foreign                                850,658     1,365,181      1,270,622
                                       ------------   -----------   ------------
                                         1,303,845     2,350,297      4,831,972
Deferred federal and state, net
    of valuation allowance                (351,973)     (400,797)    (2,369,191)
                                       ------------   -----------   ------------
                                         $ 951,872    $ 1,949,500   $ 2,462,781
                                       ============   ===========   ============

    The following summary reconciles the U.S. Federal statutory income tax (benefit) rate to the Company's effective tax rate:

                                                    YEAR ENDED DECEMBER 31,
                                           ---------------------------------------
                                               1995          1996           1997
                                           ------------   -----------   ----------
Income tax (benefit) at U.S.
  Federal statutory rate                       35.0%         35.0%         (35.0%)

Increases (decreases) resulting from:
    State taxes (benefit), net                  3.9           3.9           (3.7)
    Foreign tax rate differential               2.2           5.2            3.5
    Change in valuation allowance                                           59.0
    Other                                       0.2          (2.1)           4.6
                                           ---------------------------------------
       Effective tax rate                      41.3%         42.0%          28.4%
                                           ============   ===========   ==========

                    SIMULATION SCIENCES INC. AND SUBSIDIARIES

    The Company provides deferred income taxes for temporary differences between assets and liabilities recognized for financial reporting purposes and income tax purposes. The income tax effects of these temporary differences representing significant portions of the deferred tax assets and liabilities are as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                          --------------------------
                                                             1996           1997
                                                          -----------   ------------
Deferred tax assets:
    Deferred revenues                                     $ 1,953,241    $ 2,324,128
    Depreciable assets                                        106,415
    Accrued expenses and reserves                           1,028,985      1,736,176
    Intangibles                                                            6,825,014
    Tax credit carryforwards                                   68,240        166,884
                                                          -----------    -----------
       Total deferred tax assets                            3,156,881     11,052,202
                                                          -----------    -----------

Deferred Tax Liabilities:
    Depreciable assets                                                       (30,897)
    Deferred state taxes                                      (52,152)      (429,941)
                                                          -----------    -----------
       Total deferred tax liabilities                         (52,152)      (460,838)
                                                          -----------    -----------
          Net deferred tax assets before
              valuation allowance                           3,104,729     10,591,364
          Valuation allowance                                             (5,110,000)
                                                          -----------    -----------
          Net deferred tax assets                         $ 3,104,729    $ 5,481,364
                                                          ===========    ===========

    At December 31, 1997, the Company has recognized a deferred tax asset, net of deferred tax liabilities, of $5.5 million, after a valuation allowance of $5.1 million primarily related to temporary differences between the book and tax basis of assets and liabilities. The Company's management believes that it is more likely than not that this deferred tax asset will be realized against future taxable income.


6.  COMMITMENTS AND CONTIGENCIES

    As of December 31, 1997, the Company has various operating lease commitments expiring through 2008 for office space and rental equipment, as follows:



Year ending December 31:
    1998                            $ 3,674,553
    1999                              3,453,818
    2000                              2,956,978
    2001                              2,391,065
    2002                              2,276,041
    Thereafter                       10,121,865
                                  --------------
                                   $ 24,874,320
                                  ==============

    Rent expense was $1,828,365, $2,012,297 and $2,447,960 for the years ended December 31, 1995, 1996 and 1997, respectively. Certain stockholders of the Company, in connection with their involvement in a partnership, held a 44% interest in the Company's main office facility from October 1992 through September 30, 1997. Total rent expense incurred by the Company to such partnership amounted to $482,973, $602,830 and $452,122 for the years ended December 31, 1995, 1996 and 1997, respectively.

                    SIMULATION SCIENCES INC. AND SUBSIDIARIES

    During the fourth quarter of 1997, a dispute arose over invoices received by the Company in connection with a development project. The Company's management believes that such billings, which approximate $750,000, were outside the scope of the development project and has advised the service provider of the Company's position. The Company and the service provider are presently discussing this issue; however, it is not presently determinable what amounts, if any, will be due related to this matter.

    The Company is not currently subject to any legal actions that are expected to have a material adverse effect on the Company's business, operating results or financial condition.


7.  GEOGRAPHICAL INFORMATION

    Revenue, income (loss) before income taxes and identifiable assets are as follows:

                                              YEAR ENDED DECEMBER 31,
                                    --------------------------------------------
                                        1995            1996           1997
                                    -------------  --------------  -------------
Revenue:
  North America                     $ 11,095,791    $ 14,991,650   $ 23,095,060
  Europe/Middle East/Africa           11,416,180      16,396,830     19,389,970
  Japan                                5,109,689       7,860,232      6,890,284
  Pacific Rim                          3,483,784       4,294,605      4,361,890
  Other *                              2,013,867       3,360,066      6,838,370
                                    -------------  --------------  -------------
                                    $ 33,119,311    $ 46,903,383   $ 60,575,574
                                    =============  ==============  =============

Income (loss) before income taxes:
  United States                      $ 1,474,826     $ 3,101,383   $ (9,441,007)
  Japan                                  282,149       1,176,915        287,453
  Other                                  549,581         363,365        495,550
                                    -------------  --------------  -------------
                                     $ 2,306,556     $ 4,641,663   $ (8,658,004)
                                    =============  ==============  =============

Assets:
  United States                     $ 20,419,549    $ 51,861,721   $106,002,209
  Japan                                2,049,995       1,472,848      5,919,819
  Other                                  858,925       1,906,522      3,507,833
  Eliminations                        (1,774,087)     (2,043,314)    (8,677,232)
                                    -------------  --------------  -------------
                                    $ 21,554,382    $ 53,197,777   $106,752,629
                                    =============  ==============  =============

*  Consists primarily of sales into Latin American countries.

                    SIMULATION SCIENCES INC. AND SUBSIDIARIES

8.  PRO FORMA AND NET INCOME (LOSS) PER SHARE

    The following table is a reconciliation of net income, and pro forma and weighted average common shares used in the calculation of pro forma and net income per share, and pro forma and net income per share assuming dilution:

                                                          PRO FORMA AND
                                                         WEIGHTED AVERAGE   PER SHARE
                                            NET INCOME     COMMON SHARES      AMOUNT
                                            -----------  ----------------   ---------
Year ended December 31, 1996:
Basic pro forma and net income per share    $ 2,692,163       7,249,817       $0.37
Effect of dilutive stock options                                727,948       (0.03)
                                            -----------      ----------       -----
Diluted pro forma and net income per share  $ 2,692,163       7,977,765       $0.34
                                            ===========      ==========       =====

    The pro forma and weighted average number of shares outstanding for 1995 and 1997 were 6,666,669 and 11,003,571, respectively. Options to purchase shares of common stock were outstanding in 1995 and 1997, but were not included in the computation of diluted pro forma and net income (loss) per share, as their effect was antidilutive.

                    SIMULATION SCIENCES INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                          BALANCE AT   CHARGED TO                 BALANCE AT
                                           BEGINNING    COSTS AND                     END
               DESCRIPTION                 OF PERIOD    EXPENSES     DEDUCTIONS    OF PERIOD
----------------------------------------------------------------------------------------------
Allowance for Doubtful Accounts:

December 31, 1995                          $ 427,944      28,443            -      $  456,387

December 31, 1996                          $ 456,387     478,169      (212,520)    $  722,036

December 31, 1997                          $ 722,036     749,666          (624)    $1,471,078

                                 EXHIBIT INDEX


Exhibit No.    Description of Exhibit
----------     ----------------------
 3.1(1)        Amended and Restated Certificate of Incorporation of the
               Registrant, as currently in effect

 3.2(2)        Amended and Restated Bylaws of the Registrant

 4.1(3)        Form of specimen certificate for the Registrant's Common Stock

 4.2(9) Certificate of Designations of Rights, Preferences and Privileges of Series A Participating Preferred Stock

10.1(2) Form of Indemnification Agreement entered into by the Registrant with each of its directors and executive officers

10.2(1)        1994 Stock Option Plan and related agreements

10.3(8)        1996 Stock Option Plan and related agreements as amended

10.4(1) 1996 Employee Stock Purchase Plan for U.S. Employees and related agreements

10.5(1) 1996 Employee Stock Purchase Plan for Non-U.S. Employees and related agreements

10.6(3)        1996 Director Option Plan and related agreements

10.7(1)        Registration Rights Agreement dated December 17, 1993

10.8(1)        Standard Office Lease dated September 1, 1992 between the
               Registrant and Brea Partners, as amended

10.9(1) Stock Purchase and Investment Agreement dated December 17, 1993 by and among the Registrant, certain shareholders and Northern
               Trust Bank of California, N.A. as Trustee of the Registrant's
               Employee Stock Ownership Plan and Money Purchase Pension Plan

10.10(2)*      Software License Agreement dated September 1, 1995 between
               Mobil Oil Corporation and the Registrant

10.11(3) Form of Separation Agreement between the Registrant and each of Katherine S. Abrams, Robert E. Grice, Charles R. Harris, Daniel
               T. Nichols, and Dirk Pfeiffer


Exhibit No.    Description of Exhibit
----------     ----------------------
10.12(4)       Asset Purchase Agreement dated March 24, 1997 among the
               Registrant, Visual Solutions, Inc. and John L. Dial, II, Mark G.
               Brosius, Donald L. Miller and Christopher E. Glass

10.13(4)       Registration Rights Agreement dated March 26, 1997 among the
               Registrant, Visual Solutions, Inc. and John L. Dial, II, Mark G.
               Brosius, Donald L. Miller and Christopher E. Glass

10.14(5)*      Software License Agreement dated September 15, 1997 between Shell
               Oil Products Company, acting for itself and as Agent for Shell
               Oil Company, and the Registrant

10.15(5)*      Asset Purchase Agreement dated September 15, 1997 between Shell
               Oil Products Company, acting for itself and as Agent for Shell
               Oil Company, and the Registrant

10.16(5)*      Software Marketing Agreement dated September 15, 1997 between
               Shell Oil Products Company, acting for itself and as Agent for
               Shell Oil Company, and the Registrant

10.17(6) Asset Purchase Agreement dated as of September 30, 1997 by and among Registrant, W.R. Biles & Associates, Inc., a Delaware corporation, and William R. Biles , an individual

10.18(7)       Lease Agreement dated September 2, 1997 between Registrant and
               The Prudential Insurance Company of America

21.1           List of Subsidiaries

23.1           Consent of Deloitte & Touche LLP, independent auditors

24.1           Power of Attorney (included on page 34)

27.1           Financial Data Schedule

27.2           Financial Data Schedule as amended

27.3           Financial Data Schedule as amended


------------------------

 * Confidential treatment has been granted with respect to portions of this agreement

(1) Incorporated by reference to the Company's Form S-1 filed on August 29, 1996, File Number 333-11017

(2) Incorporated by reference to the Company's Amendment No. 1 to Form S-1 filed on September 17, 1996, File Number 333-11017

(3) Incorporated by reference to the Company's Amendment No. 3 to Form S-1 filed on October 17, 1996, File Number 333-11017

(4) Incorporated by reference to the Company's report on Form 8-K dated March 26, 1997, filed on April 10, 1997, File Number 000-21283

(5) Incorporated by reference to the Company's report on Form 8-K dated September 15, 1997, filed on September 30, 1997, File Number 000-21283

(6) Incorporated by reference to the Company's report on Form 8-K dated September 30, 1997, filed on October 14, 1997, File Number 000-21283

(7) Incorporated by reference to the Company's report on Form 10-Q filed on October 29, 1997

(8) Incorporated by reference to the Company's report on Form S-8 filed on December 19, 1997, Registration Number 333-42697

(9) Incorporated by reference to the Company's Registration Statement on Form 8-A, filed on August 14, 1997, File Number 000-21283