Form 10-Q
period 1998-03-31
SIMULATION SCIENCES INC
filed 1998-05-14
CIK 1013795

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ___________ to
     ___________________


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

                                 Yes [X] No [ ]

        The registrant had 14,180,839 shares of common stock outstanding as of April 30, 1998.

                    SIMULATION SCIENCES INC. AND SUBSIDIARIES

                                      INDEX


                                                                                       PAGE NUMBER
PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements:
             Consolidated Balance Sheets -
             December 31, 1997 and March 31, 1998 (Unaudited)                                  3

             Consolidated Statements of Operations (Unaudited) -
             Three Months Ended March 31, 1997 and 1998                                        4

             Consolidated Statements of Cash Flows (Unaudited) -
             Three Months Ended March 31, 1997 and 1998                                        5

             Notes to Unaudited Consolidated Financial Statements                              6

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                               8


PART II.  OTHER INFORMATION

     Item 2. Change in Securities and Use of Proceeds                                         20

     Item 5. Other Information                                                                20

     Item 6. Exhibits and Reports on Form 8-K                                                 20

                         PART I - FINANCIAL INFORMATION

                    SIMULATION SCIENCES INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                 December 31,         March 31,
                                                                                     1997               1998
                                                                                 -------------      -------------
                               ASSETS                                                             (unaudited)
CURRENT ASSETS
    Cash and cash equivalents                                                    $  46,294,916      $  46,739,332
    Accounts receivable, less allowance for doubtful accounts of $1,471,078
        and $1,760,209 at December 31, 1997 and March 31, 1998, respectively        14,183,499         13,435,976
    Unbilled accounts receivable                                                    11,284,477          8,789,537
    Deferred income taxes                                                            5,335,568          5,335,568
    Prepaid expenses and other current assets                                        1,382,242          1,604,193
                                                                                 -------------      -------------
        Total current assets                                                        78,480,702         75,904,606
LONG-TERM INSTALLMENTS RECEIVABLE, net of unamortized discount of
    $3,169,923 and $2,323,192 at December 31, 1997 and March 31, 1998,
    respective1y                                                                    15,299,698         10,194,991
PROPERTY AND EQUIPMENT
    Computer equipment and programs                                                  9,408,648          9,707,765
    Furniture and fixtures                                                           3,643,063          5,124,143
                                                                                 -------------      -------------
                                                                                    13,051,711         14,831,908
    Less accumulated depreciation                                                   (8,089,775)        (8,684,854)
                                                                                 -------------      -------------
        Property and equipment, net                                                  4,961,936          6,147,054
GOODWILL, net of accumulated amortization of $95,636 and $133,014
    at December 31, 1997 and March 31, 1998, respectively                            1,234,570          1,486,390
OTHER ASSETS, net                                                                    6,629,927          6,407,235
DEFERRED INCOME TAXES                                                                  145,796            145,796
                                                                                 -------------      -------------
                                                                                 $ 106,752,629      $ 100,286,072
                                                                                 =============      =============

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                             $   1,900,607      $   2,004,293
    Accrued vacation and bonus payable                                               1,789,558          1,627,767
    Other accrued liabilities                                                        3,049,038          3,944,698
    Obligations related to acquisitions                                              6,200,000          6,200,000
    Income taxes payable                                                             1,992,941          1,698,698
    Deferred revenue                                                                 5,460,525          4,800,119
                                                                                 -------------      -------------
        Total current liabilities                                                   20,392,669         20,275,575
OBLIGATION RELATED TO ACQUISITION                                                      600,000            600,000
COMMITMENTS AND CONTINGENCIES
SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK,
       $.001 par value; 5,000,000 shares authorized, 100,000 shares designated as Series A Participating Preferred Stock, no shares issued and outstanding at December 31, 1997 and March 31, 1998
STOCKHOLDERS' EQUITY
    Common stock - $.001 par value; 30,000,000 shares authorized; 14,136,809 and
        14,146,608 shares issued and outstanding at
        December 31, 1997 and March 31, 1998, respectively                              14,137             14,147
    Additional paid-in capital                                                      90,610,354         90,644,568
    Accumulated deficit                                                             (4,864,531)       (11,248,218)
                                                                                 -------------      -------------
        Total stockholders' equity                                                  85,759,960         79,410,497
                                                                                 -------------      -------------
                                                                                 $ 106,752,629      $ 100,286,072
                                                                                 =============      =============


          See accompanying notes to consolidated financial statements.

                    SIMULATION SCIENCES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Three Months Ended
                                                                       March 31,
                                                            ------------------------------
                                                                1997              1998
                                                            ------------      ------------
Revenue                                                              (unaudited)
    Software license revenue                                $ 12,697,119      $  8,632,083
    Services and other revenue                                   938,175           957,948
                                                            ------------      ------------
       Total revenue                                          13,635,294         9,590,031
Cost of revenue
    Cost of software license revenue                             904,510         1,118,768
    Cost of services and other revenue                           846,457         1,143,426
                                                            ------------      ------------
       Total cost of revenue                                   1,750,967         2,262,194
                                                            ------------      ------------
Gross profit                                                  11,884,327         7,327,837
Operating expenses
    Sales and marketing                                        4,202,329         5,504,580
    Research and development                                   3,420,206         5,144,033
    General and administrative                                 2,161,454         3,528,379
    In-process research and development and other costs        5,200,000
                                                            ------------      ------------
       Total operating expenses                               14,983,989        14,176,992
                                                            ------------      ------------
Loss from operations                                          (3,099,662)       (6,849,155)
Interest and other income                                        444,494           585,468
                                                            ------------      ------------
Loss before provision for income taxes                        (2,655,168)       (6,263,687)
Provision for income taxes                                     1,068,830           120,000
                                                            ------------      ------------
Net loss                                                    $ (3,723,998)     $ (6,383,687)
                                                            ============      ============


Basic net loss per share                                    $      (0.37)     $      (0.45)
                                                            ============      ============
Basic weighted average common shares                          10,142,374        14,141,414
                                                            ============      ============

Diluted net loss per share                                  $      (0.37)     $      (0.45)
                                                            ============      ============
Diluted weighted average common shares                        10,142,374        14,141,414
                                                            ============      ============

          See accompanying notes to consolidated financial statements.

                    SIMULATION SCIENCES INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Three Months Ended
                                                                                    March 31,
                                                                         ------------------------------
                                                                             1997               1998
                                                                         ------------      ------------
Cash flows from operating activities:                                              (unaudited)
    Net loss                                                             $ (3,723,998)     $ (6,383,687)
    Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
       Depreciation and amortization                                          413,889           792,402
       Provision for doubtful accounts                                        109,562           355,314
       In-process research and development and other costs                  5,200,000
       Sale of installments receivable                                                        5,290,998
       Change in operating assets and liabilities, net of the effect of acquisitions:
          Accounts receivable                                                  71,085           441,295
          Unbilled accounts receivable                                     (2,496,758)          464,694
          Prepaid expenses and other current assets                            (9,338)         (209,979)
          Other assets                                                        (57,428)          299,333
          Long-term installments receivable                                (1,919,741)        1,759,728
          Accounts payable                                                   (581,086)          155,585
          Accrued vacation and bonus payable                                 (353,555)         (160,871)
          Other accrued liabilities                                           257,399           853,248
          Income taxes payable                                               (198,891)         (252,188)
          Deferred revenue                                                   (706,953)         (841,851)
                                                                         ------------      ------------
             Net cash provided by (used in) operating activities           (3,995,813)        2,564,021
Cash flow from investing activities:
    Purchases of property and equipment                                      (343,706)       (1,709,774)
    Cash paid for acquisitions, net of cash acquired                       (2,755,500)         (186,270)
                                                                         ------------      ------------
             Net cash used in investing activities                         (3,099,206)       (1,896,044)
Cash flow from financing activities:
    Proceeds from the sale of common stock under stock plans                   45,592            34,224
                                                                         ------------      ------------
             Net cash provided by financing activities                         45,592            34,224
Effect of exchange rate changes on cash and cash equivalents                  109,533          (257,785)
                                                                         ------------      ------------
Net increase (decrease) in cash and cash equivalents                       (6,939,894)          444,416
Cash and cash equivalents at beginning of period                           26,320,519        46,294,916
                                                                         ------------      ------------
Cash and cash equivalents at end of period                               $ 19,380,625      $ 46,739,332
                                                                         ============      ============

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
       Income taxes                                                      $    969,760      $    297,193
                                                                         ============      ============

Supplemental disclosures related to acquisitions:
    In 1998, the Company acquired all of the outstanding stock of Biles N.V. as described in Note 4. These acquisitions are summarized as follows:
       In-process research and development                                  5,200,000
       Purchased technology                                                   128,000
       Fair value of assets acquired                                          172,295           168,259
       Goodwill                                                             1,165,205           289,199
       Common stock issued                                                 (3,910,000)
       Cash paid for acquisitions                                          (2,755,500)         (186,270)
       Obligations related to acquisitions
                                                                         ------------      ------------
       Liabilities assumed                                               $         --      $   (271,188)
                                                                         ============      ============


            See accompanying notes to consolidated financial statements.

                    SIMULATION SCIENCES INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND ACCOUNTING POLICIES

    The consolidated balance sheet as of March 31, 1998, the related consolidated statements of operations for the three month periods ended March 31, 1997 and 1998, and the consolidated statements of cash flows for the three month periods ended March 31, 1997 and 1998 are unaudited and in the opinion of management contain all necessary adjustments, consisting of normal recurring adjustments, for a fair presentation of such financial information. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 1997 Report on Form 10-K filed with the Securities and Exchange Commission. Interim results are not necessarily indicative of results for a full year.

    The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company's audited consolidated financial statements and notes for the year ended December 31, 1997.

2.  RECENT ACCOUNTING PRONOUNCEMENTS

    SOP 97-2 - Effective January 1, 1998, the Company adopted the American Institute of Certified Public Accountant's recently issued Statement of Position No. 97-2, Software Revenue Recognition ("SOP 97-2") which superseded SOP 91-1. There was no material effect from the adoption of SOP 97-2.

    SFAS No. 130 - Effective January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. For the three months ended March 31, 1997 and 1998, there was no difference between net loss as reported and comprehensive loss.

    SFAS No. 131 - Effective January 1, 1998, the Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. This Statement need not be applied to interim financial statements in the initial year of application. The Company is reviewing the impact of such statements on its consolidated financial statements.

3.  STOCK PLANS

    Stock Option Plans - The following table summarizes stock option activity under the 1994 Plan, 1996 Plan and 1996 Director Plan for the three months ended March 31, 1998:

                                                                          NUMBER OF
                                       NUMBER OF            PRICE          OPTIONS
                                         SHARES           PER SHARE      EXERCISABLE
                                      ----------------------------------------------
Balance, January 1, 1998                 2,087,450     $2.67 - $22.88      192,515
    Granted                              1,076,842      8.44 -  10.25
    Exercised                               (9,799)     2.67 -   7.50
    Canceled                            (1,061,494)     2.67 -  22.88
                                      ------------
Balance, March 31, 1998                  2,092,999      2.67 -  22.88      326,225
                                      ============

                    SIMULATION SCIENCES INC. AND SUBSIDIARIES

    In March 1998, in connection with an Option Exchange Program for the 1996 Plan, 837,342 options were exchanged into the same number of new options exercisable at $8.44 per share. The Option Exchange Program contained certain provisions including, but not limited to, the following: the new options were priced at the fair market value on a predetermined future date, vesting schedules and expiration dates were deferred by 6 months from those of the canceled options and a 6 month exercise restriction period ending on September 20, 1998 was imposed. The Company's Directors and Executive Officers did not participate in the Option Exchange Program.

    Employee Stock Purchase Plans - At March 31, 1998, the Company had a liability of $321,748 recorded in connection with the future purchase of common stock under the plan.

4.  ACQUISITIONS

    On March 18, 1998, the Company acquired all of the outstanding stock of Biles & Associates N.V., for $186,000 in cash (net of cash acquired and including transaction costs). The purchase price may be increased by $100,000 if certain future revenue milestones are achieved in 1998. Biles & Associates N.V. was a privately held Belgium corporation providing sales, marketing and support services for the Company's AIM software products to customers in Belgium and certain surrounding countries (The Company acquired the AIM software from Texas based W.R. Biles & Associates, Inc. in September 1997). The acquisition was accounted for under the purchase method of accounting and the purchase price was allocated to goodwill ($289,000), accounts receivable ($118,000), fixed assets ($47,000), deposits ($3,000) and assumed liabilities ($271,000).

5.  SALE OF INSTALLMENTS RECEIVABLE

    On March 31, 1998, the Company received approximately $5.3 million in connection with the sale, without recourse, of certain of its installments receivable to a financial institution.

6.  RECENT EVENTS

    On April 15, 1998, the Company announced a definitive agreement to be acquired for $10 per share in cash by Siebe plc, one of the United Kingdom's largest diversified engineering groups. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, included elsewhere in this Form 10-Q. The discussion in this Form 10-Q contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. The Company's actual results could differ materially from those anticipated in such forward-looking statements. Factors that could cause or contribute to such differences include those discussed in "Factors That May Affect Future Results of Operations," as well as those discussed elsewhere herein. The Company assumes no obligation to update such forward-looking statements or to update the reasons actual results could differ materially from those anticipated in such forward-looking statements. See " - Factors That May Affect Future Results of Operations" and " - Information Regarding Forward-Looking Statements."

OVERVIEW

    Simulation Sciences Inc. ("SimSci") was founded in 1967 to develop simulation technology and software used in the design of refineries for the petroleum industry. Thereafter, the Company developed other software products to address additional needs for plant design and operation within the petroleum industry and later expanded the application of these software products to other process industries, including petrochemicals and chemicals. Since 1994, the Company has been developing products and services that further enhance and optimize plant operation and enable integrated enterprise management.

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

    Revenue from the Company's primary simulation product, PRO/II, accounted for approximately 70% of total revenue in each of the last three years. The remainder of the Company's revenue is derived from the license of other products and services. International revenue, which includes revenue from international subsidiaries and export sales, accounted for approximately 65% of total revenue in each of the last three years.

    Prior to 1998, the Company recognized revenue from product licensing agreements in accordance with the American Institute of Certified Public Accountants Statement of Position No. 91-1, Software Revenue Recognition ("SOP 91-1"). Effective January 1, 1998, the Company adopted the American Institute of Certified Public Accountant's recently issued Statement of Position No. 97-2, Software Revenue Recognition ("SOP 97-2") which superseded SOP 91-1. There was no material effect from the adoption of SOP 97-2.

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

RECENT DEVELOPMENTS

    On April 15, 1998, the Company announced a definitive agreement to be acquired for $10 per share in cash by an indirect wholly owned subsidiary of Siebe plc ("Siebe"), one of the United Kingdom's largest diversified engineering groups with fiscal 1997 annual revenue of approximately $4.9 billion. Pursuant to the agreement, Siebe commenced a cash tender offer on April 21, 1998 for all of the Company's outstanding shares. The tender offer, which is scheduled to expire at 12:00 midnight New York City time on Monday, May 18, 1998, but may be extended by Siebe, is subject to customary conditions, including that at least a majority of the outstanding fully diluted shares are validly tendered and not withdrawn. If the tender offer is successful, it will be followed as promptly as possible by a merger in which any remaining shares of SimSci's stock will be converted into the right to receive $10.00 per share in cash. The terms and conditions of the tender offer are more fully described in documents filed by Siebe and SimSci with the Securities and Exchange Commission, including a Solicitation/Recommendation Statement on Schedule 14D-9 filed by SimSci on April 21, 1998 as amended to date. If the tender offer and merger are consummated, SimSci stock will no longer be publicly traded (SimSci stock will be delisted from the Nasdaq National Market), and SimSci will become an indirect wholly owned subsidiary of Siebe plc.

A.  RESULTS OF OPERATIONS

    Three Months Ended March 31, 1997 and March 31, 1998

    The following table sets forth certain items in the Company's unaudited consolidated statements of operations in thousands of dollars and as a percentage of total revenue for the three months ended March 31, 1997 and 1998.

                                                                   THREE MONTHS ENDED MARCH 31,
                                                          ------------------------------------------------
                                                                    1997                      1998
                                                          ---------------------     ----------------------
                                                            AMOUNT         %         AMOUNT           %
                                                          ---------------------     ----------------------
                                                                             (unaudited)
                                                                           (in thousands)
Revenue:
    Software license revenue ........................     $ 12,697         93.1%    $  8,632         90.0%
    Services and other revenue ......................          938          6.9          958         10.0
                                                          --------        -----     --------        -----
       Total revenue ................................       13,635        100.0        9,590        100.0
Cost of revenue:
    Cost of software license revenue ................          905          6.6        1,119         11.7
    Cost of services and other revenue ..............          846          6.2        1,143         11.9
                                                          --------        -----     --------        -----
       Total cost of revenue ........................        1,751         12.8        2,262         23.6
                                                          --------        -----     --------        -----
Gross profit ........................................       11,884         87.2        7,328         76.4
Operating expenses:
    Sales and marketing .............................        4,202         30.8        5,505         57.4
    Research and development ........................        3,420         25.1        5,144         53.6
    General and administrative ......................        2,162         15.9        3,528         36.8
    In-process research and development and other
     costs ..........................................        5,200         38.1
                                                          --------        -----     --------        -----
       Total operating expenses .....................       14,984        109.9       14,177        147.8
                                                          --------        -----     --------        -----
Loss from operations ................................       (3,100)       (22.7)      (6,849)       (71.4)
Interest and other income, net ......................          445          3.2          585          6.1
                                                          --------        -----     --------        -----
Loss before provision for income taxes ..............       (2,655)       (19.5)      (6,264)       (65.3)
Provision for income taxes ..........................        1,069          7.8          120          1.3
                                                          --------        -----     --------        -----
Net loss ............................................     $ (3,724)       (27.3)%   $ (6,384)       (66.6)%
                                                          ========        =====     ========        =====

    Total Revenue. Total revenue decreased 30% to $9.6 million for the three months ended March 31, 1998 from $13.6 million for the three months ended March 31, 1997. Software license revenue, which includes revenue from software licenses, maintenance and support fees, decreased 32% to $8.6 million for the three months ended March 31, 1998 from $12.7 million for the three months ended March 31, 1997. The decrease in software license revenue was primarily attributable to economic conditions in the petroleum and petrochemical industries and longer sales cycles associated with larger contracts that resulted in delays and deferrals of plant expansion in those industries. Services and other revenue, which includes integration, Rigorous On-line Modeling ("ROM"), consulting and training services, was $1.0 million and $0.9 million for the three months ended March 31, 1998 and 1997, respectively.

    Total Cost of Revenue. Total cost of revenue increased 29% to $2.3 million for the three months ended March 31, 1998 from $1.8 million for the three months ended March 31, 1997. Cost of software license revenue, which includes costs of production and distribution, customer support and maintenance and royalties, increased 24% to $1.1 million from $0.9 million for the three months ended March 31, 1998 and 1997, respectively. The increase in cost of license revenue in dollars was primarily due to an increase in amortization expense associated with purchased technology and royalty expense. Cost of software license revenue as a percentage of software license revenue was 13% and 7% in the three months ended March 31, 1998 and 1997, respectively. The increase as a percentage of software license revenue was due to the decrease in dollars of software license revenue and the increase in dollars of cost of software license revenue. Cost of services and other revenue, which includes costs of personnel involved in project execution and training, as well as travel, third-party professional fees and related administrative costs, increased 35% to $1.1 million from $0.8 million for the three months ended March 31, 1998 and 1997, respectively. Cost of services and other revenue as a percentage of services and other revenue increased to 119% from 90% for the three months ended March 31, 1998 and 1997, respectively. The increase in cost of services and other revenue in dollars, and as a percentage of services and other revenue, was due primarily to the addition of personnel involved in project execution related to the Company's new services offerings.

    Sales and Marketing. Sales and marketing expenses increased 31% to $5.5 million for the three months ended March 31, 1998 from $4.2 million for the three months ended March 31, 1997. Sales and marketing expenses as a percentage of total revenue were 57% and 31% for the three months ended March 31, 1998 and 1997, respectively. The increase in sales and marketing expenses in dollars was due primarily to an increase in the number of sales and marketing personnel and related expenses, including personnel hired in connection with acquisitions.

    Research and Development. Research and development expenses increased 50% to $5.1 million for the three months ended March 31, 1998 from $3.4 million for the three months ended March 31, 1997. Research and development expenses as a percentage of total revenue were 54% and 25% for the three months ended March 31, 1998 and 1997, respectively. The increase in research and development expenses in dollars was primarily due to an increase in the number of technical professionals, including support staff, as well as research and development personnel hired in connection with acquisitions of products and in-process technologies.

    General and Administrative. General and administrative expenses increased 63% to $3.5 million for the three months ended March 31, 1998 from $2.2 million for the three months ended March 31, 1997. General and administrative expenses as a percentage of total revenue were 37% and 16% in the three months ended March 31, 1998 and 1997, respectively. The increase in general and administrative expenses in dollars was primarily due to an increase in the number of personnel, including personnel hired in connection with acquisitions, increases in expense recorded for bad debts, outside professional services and legal expense and relocation costs associated with the consolidation of the Company's Houston operations.

    In-process Research and Development and Other Costs. There were no in-process research and development and other costs in the three months ended March 31, 1998. In-process research and development expense of $5.2 million for the three months ended March 31, 1997 was due to the allocation of a portion of the purchase price of technology acquired from Visual Solutions, Inc. The amounts allocated to in-process research and development were based upon management's assumptions.

    Interest and Other Income, Net. Interest and other income, net increased $140,000 to $585,000 for the three months ended March 31, 1998 from $445,000 for the three months ended March 31, 1997. The increase was primarily attributable to interest income associated with the proceeds received in the Company's public offering in the fourth quarter of 1997.

    Provision for Income Taxes. The Company recorded a tax provision for estimated foreign taxable income for the three months ended March 31, 1998; however, the Company did not record a benefit for domestic losses.

    Net Loss. Net loss was $(6.2) million for the three months ended March 31, 1998 and $(3.7) million for the three months ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

    During the past three years, the Company has satisfied its cash needs principally through cash generated from operations, if any, existing cash resources and net proceeds from the Company's initial public offering in October 1996 and secondary public offering in November 1997. Cash provided by operating activities for the three months ended March 31, 1998 was $2.6 million, which was primarily attributable to the Company's sale of certain installments receivable to a financial institution and a decrease in long-term installments receivable, partially offset by the net loss.

    Cash used in investing activities during the three months ended March 31, 1998 was $1.9 million, which was primarily attributable to the purchase of property and equipment related to the Company's relocation and consolidation of its Houston, Texas operations into one facility and the acquisition of Biles & Associates N.V.

    Cash provided by financing activities of $34,000 for the three months ended March 31, 1998 was due to the purchase of shares of the Company's Common Stock in connection with stock plans.

    Available sources of funds at March 31, 1998 consisted of $46.7 million in cash and cash equivalents and a $2.7 million revolving line of credit, net of $0.3 million in outstanding letters of credit, with a commercial bank. The revolving line of credit provides for an unsecured line of credit up to $3.0 million at the bank's prime rate, contains certain restrictive financial and other covenants (including but not limited to, profitability, tangible net worth, liquidity and capital expenditures), and expires March 31, 1999. At March 31, 1998, there were no borrowings outstanding under the agreement and the Company was in compliance with all covenants.

    The Company currently does not anticipate that capital expenditures in the foreseeable future will vary materially from amounts incurred in previous years, except that the Company is currently relocating its Houston-area operations which the Company anticipates will result in capital expenditures in 1998 in excess of amounts incurred in previous years.

    The Company believes that existing cash resources, the existing line of credit, cash flow from operations, if any, together with the Company's borrowing capacity will be sufficient to fund the Company's operations during the next 12 months.

YEAR 2000 COMPLIANCE

    Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries, or be modified in some fashion, to distinguish 21st century dates from 20th century dates. This problem could force computers to either shut down or provide incorrect data. As a result, in less than two years, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. The Company has examined its products and internal computer systems and contacted its software providers to determine whether the Company's software applications are compliant with the Year 2000. While the Company believes that its products and internal systems are fully Year 2000 compliant, the Company intends to continue to review its products and internal systems for any problems as well as monitor its key customers and suppliers for any impact that the Year 2000 may have on their information systems which in turn could impact the Company. While it is difficult to quantify the total cost to the Company of the Year 2000 Compliance activities, the Company's best estimate of expenditures is between $50,000 and $250,000. However, there can be no guarantee that the Year 2000 issue will not have a material impact on the Company's business, operating results and financial condition. In addition, the Company believes that the purchasing patterns of customers and potential customers may be affected by the Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company, which could result in a material adverse effect on the Company's business, operating results and financial condition.

NEW ACCOUNTING PRONOUNCEMENTS

    SOP 97-2 - Effective January 1, 1998, the Company adopted the American Institute of Certified Public Accountant's recently issued Statement of Position No. 97-2, Software Revenue Recognition ("SOP 97-2") which superseded SOP 91-1. There was no material effect from the adoption of SOP 97-2.

    SFAS No. 130 - Effective January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. For the three months ended March 31, 1997 and 1998, there was no difference between net loss as reported and comprehensive loss.

    SFAS No. 131 - Effective January 1, 1998, the Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. This Statement need not be applied to interim financial statements in the initial year of application. The Company is reviewing the impact of such statements on its consolidated financial statements.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

    When used in this Form 10-Q, the words "expects," "anticipates,"
"estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below under " - Factors That May Affect Future Results of Operations." The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. The Company assumes no obligation to update such forward-looking statements or to update the reasons actual results could differ materially from those anticipated in such forward-looking statements. See " - Factors That May Affect Future Results of Operations."

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

    Recent Developments - On April 15, 1998, the Company announced a definitive agreement to be acquired for $10 per share in cash by an indirect wholly owned subsidiary of Siebe plc, one of the United Kingdom's largest diversified engineering groups with fiscal 1997 annual revenue of approximately $4.9 billion. Pursuant to the agreement, Siebe commenced a cash tender offer on April 21, 1998 for all of the Company's outstanding shares. The tender offer, which is scheduled to expire at 12:00 midnight New York City time on Monday, May 18, 1998, but may be extended by Siebe, is subject to customary conditions, including that at least a majority of the outstanding fully diluted shares are validly tendered and not withdrawn. If the tender offer is successful, it will be followed as promptly as possible by a merger in which any remaining shares of SimSci's stock will be converted into the right to receive $10.00 per share in cash. The terms and conditions of the tender offer are more fully described in documents filed by Siebe and SimSci with the Securities and Exchange Commission, including a Solicitation/Recommendation Statement on Schedule 14D-9 filed by SimSci on April 21, 1998 as amended to date. If the tender offer and merger are consummated, SimSci stock will no longer be publicly traded (SimSci stock will be delisted from the Nasdaq National Market), and SimSci will become an indirect wholly owned subsidiary of Siebe plc. Therefore, the risk factors described below should be read in light of the pending tender offer by Siebe plc and the fact that, if the offer and the merger are completed, the Company will become an indirect wholly owned subsidiary of Siebe plc.

    Recent Operating Losses and Expected Operating Losses in Fiscal 1998. The Company experienced significant losses in the quarter ended March 31, 1998 and expects that, if the transaction with Siebe plc is not completed, revenue levels will be lower than historic levels at least through the quarter ended December 31, 1998 and it will experience operating losses at least through the quarter ended September 30, 1998. Accordingly, in the event that the transaction with Siebe plc is not completed, the Company expects that its business will be materially adversely affected by future revenue levels and operating losses and that its stock price will be at prices significantly lower than historic levels.

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

    The Company ships software products within a short period after receipt of an order and typically does not have a material backlog of unfilled orders. Total revenue in any quarter is dependent (and has become substantially dependent as the Company has increased the number of contracts for new and renewing customers that result in the recognition of license revenue upon shipment) on orders booked and contract renewals in that quarter and are not predictable with any degree of certainty. Since the Company's expense levels are based in part on management's expectations regarding future revenue, if revenue is below expectations in any quarter, the adverse effect may be magnified by the Company's inability to adjust spending in a timely manner to compensate for any revenue shortfall. In addition, a customer's purchase of the Company's products generally involves a significant commitment of capital with the attendant delays frequently associated with authorization procedures for substantial capital expenditures within large organizations. Moreover, because customers are purchasing larger and more complex simulation software products, the average order value has been increasing and purchases of the Company's products require approval at higher executive levels. For these and other reasons, the sales cycles for the Company's products can be lengthy and are subject to a number of significant risks over which the Company has little or no control. As a result of the large dollar amounts represented by a single order, the timing of the receipt of an order can have a significant impact on the Company's revenues and earnings for a particular period. Any significant or ongoing failure to reach definitive agreements with customers, including renewals of current licensing agreements upon their expiration, would have a material adverse effect on the Company's business, operating results and financial condition. For example, the Company's operating results for the quarter ended December 31, 1997 and the quarter ended March 31, 1998 were materially adversely affected by delays and deferrals in reaching definitive agreements with customers with potential large order sizes.

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

    Concentration of Revenue in the Petroleum Industry. The Company derives a substantial majority of its total revenue from software licenses and services to companies in the highly cyclical petroleum industry. Accordingly, the Company is dependent upon the continued demand for process engineering software by companies in the petroleum industry. For example, the Company believes that its operating results for the quarter ended March 31, 1998 was adversely affected, and that its operating results for the remainder of 1998 will be adversely affected, by economic conditions in the petroleum and petrochemical industries. In addition, companies in the petroleum industry are experiencing growing pressures to consolidate in response to the increasing need to reduce costs to remain competitive. There can be no assurance that consolidation in the petroleum industry will not result in a loss of customers or revenue or will not otherwise have a material adverse effect on the Company's business, operating results or financial condition. The Company intends to develop new products and product enhancements for other process industries, including the chemical process industry. However, there can be no assurance that such products or product enhancements, once introduced, will achieve their intended benefits, compete successfully with in-house or commercial products that are newly introduced or more established in such other process industries or that the Company's products and services will achieve market acceptance in such other process industries.

    Dependence on Contract Renewals. The Company derives a significant portion of its total revenue from the renewal of license agreements with existing customers. Since the Company's planned expense levels are based in part on management's expectations regarding renewal rates and future revenue, if renewals and revenue are below expectations in any quarter, the adverse effect may be magnified by the Company's inability to adjust spending in a timely manner to compensate for the revenue shortfall, which could have a material adverse effect on the Company's business, operating results and financial condition. The Company expects contract renewals to continue to account for a significant portion of the Company's total revenue in the future. There can be no assurance that the Company will be able to maintain its historical renewal rates, and any significant or ongoing decline in renewal rates could have a material adverse effect on the Company's business, operating results and financial condition.

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

    Need to Achieve Greater Market Penetration. The success of the Company's strategy is dependent upon increased market acceptance of commercial simulation software in general, and of the Company's software products and services in particular, in the process industries. In recent periods, the Company has increased sales and marketing expenditures in an effort to achieve greater market penetration in the process industries. In addition to SimSci's traditional emphasis on petroleum and petrochemical process industries, the Company is increasing its marketing and product targeting efforts in the industrial chemical, pharmaceutical and fine chemical industries. If the Company fails to increase market acceptance of its products, or if the Company's sales and marketing efforts do not result in a corresponding increase in total revenue through greater market penetration, the Company's operating margins and opportunity for future growth would be substantially restricted and therefore could have a material adverse effect on the Company's business, operating results and financial condition.

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

    Management of Growth. The Company's business has experienced a period of growth that has placed and is expected to continue to place a significant strain on the Company's personnel and resources. The Company's recent growth is attributable in part to recent acquisitions of businesses, products and technologies, and the related hiring of officers and employees of such acquired businesses. The Company's ability to manage future growth, if any, will depend on its ability to continue to implement and improve operational, financial and management information and controls systems on a timely basis, together with maintaining effective cost controls, and any failure to do so could have a material adverse effect on the Company's business, operating results and financial condition. The Company may also experience changes in senior management that could affect the Company's operations. For example, the Company's chief financial officer joined the Company in October 1997 and two executive officers of the Company resigned in the quarter ended March 31, 1998.

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

    Dependence on Contract Developers. The Company currently subcontracts certain aspects of its research and development to outside contractors. There can be no assurance that the Company will be able to manage its contract developers effectively, that these developers will meet the Company's future requirements for timely delivery of high-quality products or that the retention of such developers will not result in increased expense levels for development projects.

    Year 2000 Compliance. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries, or be modified in some fashion, to distinguish 21st century dates from 20th century dates. This problem could force computers to either shut down or provide incorrect data. As a result, in less than two years, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. The Company has examined its products and internal computer systems and contacted its software providers to determine whether the Company's software applications are compliant with the Year 2000. While the Company believes that its products and internal systems are fully Year 2000 compliant, the Company intends to continue to review its products and internal systems for any problems as well as monitor its key customers and suppliers for any impact that the Year 2000 may have on their information systems which in turn could impact the Company. While it is difficult to quantify the total cost to the Company of the Year 2000 Compliance activities, the Company's best estimate of expenditures is between $50,000 and $250,000. However, there can be no guarantee that the Year 2000 issue will not have a material impact on the Company's business, operating results and financial condition. In addition, the Company believes that the purchasing patterns of customers and potential customers may be affected by the Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company, which could result in a material adverse effect on the Company's business, operating results and financial condition.

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

                           PART II - OTHER INFORMATION


Item 2. Change in Securities and Use of Proceeds

        (a) In connection with the merger agreement with Siebe plc, the Company agreed to effect an amendment to the Preferred Shares Rights Agreement dated as of August 13, 1997 (the "Rights Agreement") entered into between the Company and Harris Trust Company of California, as Rights Agent (the "Rights Agent"), to exclude Siebe and its Affiliates and Associates (as such terms are defined in the Rights Agreement) from the definition of "Acquiring Person" therein, with respect to the beneficial ownership of the Shares which Siebe or its acquisition subsidiaries or any of their respective Affiliates and Associates have obtained the right to acquire, or will acquire, as a result of the transactions contemplated by the Merger Agreement and the related Stock Option Agreement. Such amendment has been effected by the execution of a formal amendment to the Rights Agreement on April 17, 1998 (the "Rights Amendment") by the Company and the Rights Agent, and the filing with the Securities and Exchange Commission, (and the effectiveness) of an amendment to the Company's Registration Statement on Form 8-A on April 21, 1998 with respect to such Rights Amendment. The Rights Amendment ensures that neither Siebe or its acquisition subsidiaries nor any of their respective Affiliates and Associates will be considered an "Acquiring Person" under the Rights Agreement, and prevents the occurrence of a "Distribution Date", a "Shares Acquisition Date" or a "Triggering Event" (each defined therein) as a result of their acquisition of Shares upon consummation of the Offer, or their acquisition of Shares, or rights to acquire same, in connection with the Merger or otherwise pursuant to the Merger Agreement or Stock Option Agreement or any of the transactions contemplated thereby.

Item 5. Other Information

        On April 15, 1998, the Company announced a definitive agreement to be acquired for $10 per share in cash by an indirect wholly owned subsidiary of Siebe plc, one of the United Kingdom's largest diversified engineering groups with fiscal 1997 annual revenue of approximately $4.9 billion. Pursuant to the agreement, Siebe commenced a cash tender offer on April 21, 1998 for all of the Company's outstanding shares. The tender offer, which is scheduled to expire at 12:00 midnight New York City time on Monday, May 18, 1998, but may be extended by Siebe, is subject to customary conditions, including that at least a majority of the outstanding fully diluted shares are validly tendered and not withdrawn. If the tender offer is successful, it will be followed as promptly as possible by a merger in which any remaining shares of SimSci's stock will be converted into the right to receive $10.00 per share in cash. The terms and conditions of the tender offer are more fully described in documents filed by Siebe and SimSci with the Securities and Exchange Commission, including a Solicitation/ Recommendation Statement on Schedule 14D-9 filed by SimSci on April 21, 1998 as amended to date. If the tender offer and merger are consummated, SimSci stock will no longer be publicly traded (SimSci stock will be delisted from the Nasdaq National Market), and SimSci will become an indirect wholly owned subsidiary of Siebe plc.

Item 6.  Exhibits and Reports on Form 8-K

        (a) Exhibits

            27.1        Financial Data Schedule


        (b) No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           Simulation Sciences Inc.
                                                 (Registrant)


Date:  May 14, 1998                  /s/       CHARLES R. HARRIS
                                     -------------------------------------
                                               Charles R. Harris
                                     President and Chief Executive Officer


Date:  May 14, 1998                  /s/        ROBERT E. GRICE
                                     -------------------------------------
                                                Robert E. Grice
                                      Executive Vice President of Finance
                                          and Chief Financial Officer
                                           (Principal Financial and
                                              Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
Number         Description
------         -----------
 27.1          Financial Data Schedule